Form 10QSB
period 2001-12-31
GLOBAL-TECH CAPITAL CORP
filed 2002-06-13
CIK 1083661

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 333-69414

                            GLOBAL-TECH CAPITAL CORP.
        (Exact name of small business issuer as specified in its charter)

                   Nevada                                  98-0191489
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                   Identification No.)

           P.O. Box 84037, Burnaby, British Columbia, V5A 4T9, Canada
                    (Address of principal executive offices)

                                 (604) 889-1111
                           (Issuer's telephone number)

                                       n/a
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

12,151,400 shares of common stock outstanding as of June 10, 2002

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                            GLOBAL-TECH CAPITAL CORP.

                                   FORM 10-QSB

                                      INDEX

                                                                            Page

PART I   FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements
         Report of Public Accountants..........................................3
         Balance Sheet.........................................................4
         Statement of Operations...............................................5
         Statements of Changes in Shareholders' Equity.........................6
         Statement of Cash Flows...............................................7
         Notes to Financial Statements.........................................8

Item 2.  Management's Discussion and Analysis or Plan of Operation............12

PART II  OTHER INFORMATION....................................................16

Item 1.  Legal Proceedings....................................................16
Item 2.  Changes in Securities and Use of Proceeds............................16
Item 3.  Defaults Upon Senior Securities......................................16
Item 4.  Submission of Matters to a Vote of Security Holders..................16
Item 5.  Other Information....................................................16
Item 6.  Exhibits and Reports on Form 8-K.....................................16

SIGNATURE PAGE................................................................17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors Global-Tech Capital Corp.:

We have reviewed the accompanying balance sheets of the Global-Tech Capital Corp. (a Nevada corporation in the Exploration stage) as of December 31, 2001 and December 31, 2000, and the related statements of operations, changes in shareholders' equity and cash flows for the periods from July 21, 1998 (Date of Inception) through December 31, 2001, October 1 through December 31, 2000 and 2001 and July 1, through December 31, 2000 and 2001, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #1 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note #1. The financial statements do not include any adjustments that might result from the outcome for this uncertainty.


/s/ Richard M. Prinzi, Jr.

Staten Island, New York
June 3, 2002.

                            Global-Tech Capital Corp.
                         (An Exploration Stage Company)

                                  Balance Sheet


                                     Assets
                                                           December 31, 2001       December 31, 2000
                                                           -----------------------------------------
Current Assets:
   Cash & Cash Equivalents                                   $        2,693          $       66,384
   Investment in Equities                                               150                      --
                                                             --------------------------------------

        Total Current Assets                                          2,843                  66,384
                                                             --------------------------------------

        Total Assets                                         $        2,843          $       66,384
                                                             ======================================

                                 Liabilities And Shareholders' Equity
        Total Liabilities                                                --                      --
                                                             --------------------------------------

Shareholders' Equity:

   Common stock, $.001 par value, 200,000,000 shares
   Authorized, 10,151,400 shares issued and outstanding      $       10,151          $       10,151
   Additional Paid in Capital                                        78,349                  78,349
                                                             --------------------------------------

        Total Stockholders' Equity                                   88,500                  88,500

Loss accumulated during the Exploration stage                       (85,657)                (22,116)
                                                             --------------------------------------

        Total Shareholders' Equity                                    2,843                  66,384
                                                             --------------------------------------

        Total Liabilities and Shareholders' Equity           $        2,843          $       66,384
                                                             ======================================

                 See Accompanying Notes to Financial Statements

                            Global-Tech Capital Corp.
                         (An Exploration Stage Company)

                             Statement of Operations

                                                                                                         From inception
                                           Three Months Ended                 Six Months Ended          July 21, 1998 to
                                              December 31,                      December 31,               December 31,
                                        2001             2000               2001             2000              2001
                                   -------------------------------------------------------------------------------------
Income:
     Unrealized Gain/(Loss) on
       Investments                 $      6,639      $         --      $     (3,911)     $         --     $    (21,200)
     Realized Gain/(Loss) on
       Investments                       (8,519)               --            (8,519)               --           (8,519)
     Interest                                --                --                --                --               10
                                   -------------------------------------------------------------------------------------
          Total Income                   (1,880)               --           (12,430)               --          (29,709)

Expenses:
     Option Contract                         --                --                --                --            3,268
     Office                                 230                25               421                --              748
     Legal & Professional                 6,575                --            15,526                25           49,760
     Bank Charges                            20                19                96                36              246
     Taxes & State Fees                      --                --               420                15            1,926
                                   -------------------------------------------------------------------------------------
          Total Expenses                  6,825                44            16,463                76           55,948
                                   -------------------------------------------------------------------------------------

Loss Accumulated During The
Exploration Stage                  $     (8,705)     $        (44)     $    (28,893)     $        (76)    $    (85,657)
                                   =====================================================================================

Loss per Common Share              $     (.0009)     $     (.0001)     $     (.0028)     $     (.0001)    $     (.0084)
                                   =====================================================================================
Weighted Average of Common
Shares Outstanding                   10,151,400        10,151,400        10,151,400        10,151,400       10,151,400
                                   =====================================================================================

                 See Accompanying Notes to Financial Statements

                            Global-Tech Capital Corp.
                         (An Exploration Stage Company)

                  Statement of Changes in Shareholders' Equity

                                                 Common Stock                             Loss Accumulated
                                          ---------------------------     Additional         During the
                                                                           Paid In           Exploration
                                            Shares          Par Value      Capital              Stage               Total
                                          --------------------------------------------------------------------------------
Balance, June 30, 2001                    10,151,400        $  10,151     $   78,349        $    (56,764)        $  31,736

For the period July 1, 2001 To
      December 31, 2001

Loss Accumulated During the
Exploration Stage                                                                                (28,893)          (28,893)
                                          --------------------------------------------------------------------------------

Balance, December 31, 2001                10,151,400        $  10,151     $   78,349        $    (85,657)        $   2,843
                                          =================================================================================

                 See Accompanying Notes to Financial Statements

                            Global-Tech Capital Corp.
                         (An Exploration Stage Company)

                             Statement of Cash Flows

                                                                                                           From Inception
                                                        Three Months Ended           Six Months Ended     July 21, 1998 to
                                                            December 31,               December 31,         December 31,
                                                         2001         2000          2001          2000          2001
                                                       --------------------------------------------------------------------
Cash Flows From Operating Activities:
 Loss Accumulated During the Exploration Stage         $(8,705)     $    (44)     $(28,893)     $    (76)     $(85,657)
     Net (Increase) Decrease in Investment
          in Equities                                    3,850            --        14,400            --          (150)
                                                       --------------------------------------------------------------------

         Net Cash Used in Operating Activities          (4,855)          (44)      (14,493)          (76)      (85,807)
                                                       --------------------------------------------------------------------

Cash Flow From Financing Activities:
         Proceeds from issuance of common stock             --        66,000            --        66,000        88,500
                                                       --------------------------------------------------------------------

         Net Cash Provided By Financing Activities          --        66,000            --        66,000        88,500
                                                       --------------------------------------------------------------------

Net Increase in Cash:                                   (4,855)       65,956       (14,493)       65,924         2,693
                                                       --------------------------------------------------------------------

Cash, beginning of period                                7,548           428        17,186           460            --
                                                       --------------------------------------------------------------------
Cash, end of period                                    $ 2,693      $ 66,384      $  2,693      $ 66,384      $  2,693
                                                       ====================================================================

                 See Accompanying Notes to Financial Statements

                            Global-Tech Capital Corp.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. COMPANY INFORMATION

Global-Tech Capital Corp., ("The Company) was organized July 21, 1998, under the laws of the State of Nevada, as Global-Tech Capital Corp. The Company is currently in the exploration stage. Management has elected a June 30 year-end for the Company. The Company will be in the exploration stage until it raises the required capital and begins the development of the property.

The Company is an exploration stage company engaged in the location, acquisition and, if warranted, exploration of a mineral resource property, the rights of which are currently held, and following the successful consummation of this offering intends to continue an exploration program of the property. The property currently contains no proven reserves and failure to locate ore reserves may adversely affect the economic viability of the Company. Even if the results of exploration are encouraging the Company will require additional funds through the sale of equity or debt securities, other borrowings or possibly a joint venture to further explore the property. The Company intends to raise additional capital if the initial tests of the property are fruitful .

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash & Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments, with a maturity of three months or less.

Basis of Financial Statements

These financial statements are prepared on the accrual basis of accounting in conformity with generally accepted accounting principles.

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are determined based on differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, and are measured based on enacted tax rates and laws that will be in

                            Global-Tech Capital Corp.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Income Taxes (Continued)

effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No provision for income taxes is included in the statement due to its immaterial amount

Utilization of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Income Per Common Share

Net income per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive.

NOTE 3.  CAPITAL STOCK

The Company is offering the right to subscribe for 2,000,000 shares at $.05 per share on an all or none basis. Therefore, all 2,000,000 shares must be sold before the offering can be completed. The shares will be sold through the President and Directors of the Company and no compensation is to be paid to any person for the offer and sale of the shares.

The Company's Certificate of Incorporation authorizes the issuance of 200,000,000 shares of common stock. The Company's Board of Directors has the power to issue any or all of the authorized but unissued common stock without stockholder approval. To the extent that additional shares of common stock are issued, dilution to the interest of the Company's stockholders participating in the Offering will occur.

There are presently outstanding 10,151,400 shares of the Company's Common Stock for which a relatively nominal consideration was paid. In contrast, the purchasers of the shares offered are providing the Company with $100,000 of funding. Purchasers of the shares will represent 16% of all Shares outstanding,

                            Global-Tech Capital Corp.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3. CAPITAL STOCK (Continued)

although they will have provided the major portion of the Company's funding to date. The purchasers of the shares offered hereby would have no effective voice in the Company's management and the Company would be controlled by the existing stockholders.

Upon any liquidation, dissolution or winding up of the Company, holders of shares of Common Stock are entitled to receive pro rata all of the assets of the Company available for distribution to holders of shares of the Company's Common Stock. Moreover, in the event such a liquidation were to occur all stockholders of the Company including those owning shares purchased privately at less than the public offering price, will receive the liquidated assets on a pro-rata basis (as opposed to being based on the amounts paid for such shares).

NOTE 4. INCOME TAXES

The Company has available at December 31, 2001 and 2000, $63,541 and $22,116 respectively of unused operating loss carry forwards that may be applied against future taxable income and expire in various years beginning 2019.

NOTE 5. OPTION CONTRACT

The Company purchased an option to acquire a 100% interest in a mineral claim, located in the Omineca Mining Division of the Province of British Columbia, exercisable by the Company. The option required an execution payment of $3,268 and a subsequent payment of $3,268 five business days after the receipt by the Company of written confirmation from the U.S. Securities and Exchange Commission that the Company's registration statement under the Securities Act of 1933 has become effective. Thereafter, the option renews annually at the discretion of the Company requiring annual payments and minimum expenditures by the Company.

Since a determination of the existence of a commercially viable mineral deposit has not been made, the amounts paid for the option have been expensed in the period paid.

                            Global-Tech Capital Corp.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6. INVESTMENTS

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. For the three months ended December 31, 2001 the Company's Investments in equities decreased from $4,000 to $150, partially from sales creating a realized loss of $8,519 resulting in a re-class from unrealized losses recorded in prior periods of $7,239 to realized losses, in addition to an unrealized loss in the current period of $600, netting to unrealized income for the current period of $6,639.

Item 2. Management's Discussion and Analysis or Plan of Operation.

      The following discussion of our plan of operation, financial condition and results of operations should be read in conjunction with the Financial Statements and Notes to those financial statements for the six months ended December 31, 2001. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Quarterly Report.

PLAN OF OPERATION

      The property in which we hold a right to acquire an interest is considered in the exploration stage only. Therefore, we have not had revenues from operations since our inception and have no regular cash flow. We are, thus, dependent on raising funds through the issuance of our shares in order to undertake further exploration of our property, finance further acquisitions and meet general and administrative expenses in the long-term. It is possible that we will be unsuccessful in raising the required financings.

      Our property was the subject of a geological report which recommends that we carry out a four phase program of exploration. Phase I would consist of geological mapping of the entire property as well as prospecting and soil sampling, at an estimated cost of CAN $50,000 (approximately US$33,000). We have commenced Phase I of our exploration program and plan to complete Phase I of the exploration program within the next 12 months. In the event that Phase I is successful, we will carry out the next phase of the exploration program subject to our ability to secure additional financing to cover the costs of Phase II.

      Phase II would consist of detailed follow-up sampling of geochemical anomalies verified and/or detected during Phase I, trenching, geological trench mapping and 750 meters of diamond drilling, at an estimated cost of CAN $150,000 (approximately US $100,000). Due to weather conditions in the region in which the property is located, exploration work can only be performed for approximately four to five months out of the year. Therefore, even if Phase I is successful, it is unlikely that we will commence Phase II of our exploration program within the next 12 months. If we are able to commence Phase II, we will only conduct the initial follow-up sampling before our work is interrupted due to weather conditions.

      We expect our current cash reserves to satisfy our cash requirements for the next twelve months exclusive of any cash requirements associated with the implementation of our exploration program. Accordingly, we will not need to raise additional funds in the next twelve months unless we were to implement Phase II of our exploration program, in which case we would have to secure additional financing.

      We do not expect to purchase or sell any plants and/or significant equipment. We do not expect any significant changes in our number of employees.

LIQUIDITY AND CAPITAL RESOURCES

      To date, virtually all funding for our acquisition of and expenditures on our resource property and ongoing operations has come from the issuance of our common stock.

      We are in the exploration stage on our mineral property and therefore have no regular cash flow. We are, therefore, dependent on raising funds by the issuance of shares in order to finance further acquisitions, undertake the exploration program of our mineral property, and meet general and administrative expenses in the long-term. Our property currently contains no proven reserves and failure to locate ore reserves may adversely affect our economic viability. Moreover, even if the results of our explorations are encouraging, we will require additional funds through the sale of equity or debt securities, other borrowings or possibly a joint venture to further explore the property.

      On March 12, 2002, we commenced our offering of 2,000,000 shares of our common stock at a price of $0.05 per share on an all or none basis pursuant to a registration statement on Form SB-2 that became effective on February 28, 2002. As at December 31, 2001, we had no commitment to sell all of the shares offered in our offering. However, the offering was successfully completed subsequent to the end of the quarter ended December 31, 2001. If we had not been successful in completing the offering, it would have been unlikely that we would be able to pursue continued exploration absent our ability to raise additional capital. If necessary, we plan to raise additional capital through private placements and/or borrowings, although we have no currently identified and available sources of funds. There is no assurance that we will be successful in raising additional financing.

      As we were successful in selling all of the shares offered in our offering and have proceeded with our exploration program, based on our cost projections, we expect our current cash reserves and the proceeds from the offering to satisfy our cash requirements for the next twelve months. At the end of such time, we will make a determination as to our future plans after assessing the continued viability of our exploration project based on our ability to raise additional funds and the results of the exploration on our property through such time.

      Since we are solely involved in the exploration and evaluation of our one mineral property, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As at December 31, 2001, we had a working capital of $2,843. We had no bank loans as at December 31, 2001. Our future financial success will be dependent on the success of our exploration program. Such exploration may take years to complete and future cash flows, if any, are difficult to determine with any certainty. The realization value of any mineralization discovered by us is largely dependent on factors beyond our control such as the market value of the metals produced, mining regulations in Canada and foreign exchange rates.

      We presently have no producing properties, and our material property contains no known mineral reserves. The limited activities on such property to date have been exploratory in nature.

      Our capital commitments for the next twelve months consist of the expenses associated with the completion of Phase I of our exploration program, estimated to be $33,000, and the payment due under our French Claim Option Agreement of CAN$15,000 (approximately US $10,000) due on or before the first anniversary of the date of our receipt from the SEC of written notice that our registration statement on Form SB-2 has become effective. As of December 31, 2001, our capital commitments also included the payment due under our French Claim Option Agreement of CAN $5,000 (approximately US $3,300) that became due five business days after our receipt from the SEC of written notice that our registration statement became effective. Such payment was made. If successful results are obtained from Phase I and we feel it is warranted, we will implement Phase II of the exploration program, which is expected to last 4 months and is estimated to cost C$150,000 (approximately US$100,000) in its entirety. If Phase II is commenced within the next 12 months (which is unlikely due to the weather conditions in the region in which the property is located), our capital commitment for the next twelve months will also include those expenses of Phase II that will be incurred within the next twelve months, estimated to be $27,000. We expect that our existing capital requirements arising from the evaluation of our existing mineral property and the further fulfillment of our exploration program will be met from the proceeds raised in the prospectus offering, if any, as well as future equity financings and/or borrowings. However, we do not have any currently identified and available sources of funds.

RESULTS OF OPERATIONS

For the quarters and the six months ended December 31, 2001 and 2000

      For the quarter and the six months ended December 31, 2001, we had a net loss of $8,705 and $28,893, respectively, compared to a net loss of $44 and $76 for the quarter and the six months ended December 31, 2000, respectively, an increased loss of $8,661 and $28,817, respectively. The loss per share of $.000 for both the quarter and the six months ended December 31, 2000 increased to $.003 per share for the six months ended December 31, 2001, but remained at $.000 for the quarter ended December 31, 2001. As we have not had any revenues from operations since our inception, the substantially increased loss for the quarter and six months ended December 31, 2001 as compared to the quarter and the six months ended December 31, 2000 can be attributed to the fact that in the quarter and the six months ended December 31, 2000 we did not incur any realized or unrealized loss on investments as compared to a realized loss on investment of $8,519 for both the quarter and the six months ended December 31, 2001 and an unrealized gain on investment of $6,639 and an unrealized loss on investment of $3,911 for the quarter and the six months ended December 31, 2001, respectively. In addition, we did not incur any legal and professional expenses for the six months ended December 31, 2000 as compared to legal and professional expenses of $15,526 for six months ended December 31, 2001, but incurred legal and professional expenses of $25 in the quarter ended December 31, 2000 as compared to legal and professional expenses of $6,575 quarter ended December 31, 2001. During the quarter and six months ended December 31, 2001, we incurred costs in connection with the preparation and filing of our initial public offering registration statement which included legal and accounting fees. In addition, all of the expenses associated with the refocus of our business efforts and our initial capitalization were incurred in the year ended June 30, 2000 and prior to the quarter and the six months ended December 31, 2000.

      In February 2001 and May 2001, we used a portion of our available cash and cash equivalents to purchase marketable equity securities that were listed on the NASD OTC-BB. As reflected in our financial statements, we realized a loss on its investments for the six months and quarter ended December 31, 2001.

Forward Looking Statements

      This report includes "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". These types of statements are included in the section entitled "Management's Discussion and Analysis or Plan of Operation." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      The Company is not a party to any pending legal proceedings nor is any of its property subject to pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.

      During the quarter ended December 31, 2001, we did not sell any securities without registration under the Securities Act of 1933, as amended.

      Our registration statement on Form SB-2 (File Number 333-69414) that was filed with the Securities and Exchange Commission on September 14, 2001 became effective on February 28, 2002. Pursuant to that registration statement, we registered 2,000,000 shares of our common stock to be offered at a price of $0.05 per share. On March 12, 2001, we commenced an initial public offering which was terminated after all the shares offered were sold. We offered and sold 2,000,000 shares of our common stock at a price of $0.05 per share for an aggregate offering price of $100,000. Our gross proceeds from the sale of the shares were $100,000.

Item 3. Defaults Upon Senior Securities.

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not Applicable.

Item 5. Other Information.

      Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Not Applicable.

      (b) No reports on Form 8-K were filed by us for the quarter ended December 31, 2001.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 10, 2002                     GLOBAL-TECH CAPITAL CORP.


                                        By: /s/ David Mallo
                                            ---------------------------
                                            David Mallo, Secretary
                                            and Chief Financial Officer