Form 10QSB
period 2002-03-31
GLOBAL-TECH CAPITAL CORP
filed 2002-06-13
CIK 1083661

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

            Commission file number: 333-69414

                            GLOBAL-TECH CAPITAL CORP.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        98-0191489
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

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

                            GLOBAL-TECH CAPITAL CORP.

                                   FORM 10-QSB

                                      INDEX

                                                                            Page

PART I  FINANCIAL INFORMATION .............................................    3

Item 1. Financial Statements
        Report of Public Accountants ......................................    3
        Balance Sheet .....................................................    4
        Statement of Operations ...........................................    5
        Statements of Changes in Shareholders' Equity .....................    6
        Statement of Cash Flows ...........................................    7
        Notes to Financial Statements .....................................    8

Item 2. Management's Discussion and Analysis or Plan of Operation .........   12

PART II OTHER INFORMATION .................................................   16

Item 1. Legal Proceedings .................................................   16
Item 2. Changes in Securities and Use of Proceeds .........................   16
Item 3. Defaults Upon Senior Securities ...................................   16
Item 4. Submission of Matters to a Vote of Security Holders ...............   16
Item 5. Other Information .................................................   17
Item 6. Exhibits and Reports on Form 8-K ..................................   17

SIGNATURE PAGE ............................................................   18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors Global-Tech Capital Corp.:

We have reviewed the accompanying balance sheets of the Global-Tech Capital Corp. (a Nevada corporation in the Exploration stage) as of March 31 2002 and March 31 2001, and the related statements of operations, changes in shareholders' equity and cash flows for the periods from July 21, 1998 (Date of Inception) through March 31 2002 and January 1 through March, 31 2001 and 2002 and the period from July 1 through March 31, 2001 and 2002, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements are the representation of the Company's management.

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


/s/ Richard M. Prinzi, Jr.

Staten Island, New York
June 3, 2002.

                            Global-Tech Capital Corp.
                         (An Exploration Stage Company)

                                  Balance Sheet

                                       Assets

                                                           March 31 2002      March 31 2001
                                                           --------------------------------
Current Assets:
  Cash & Cash Equivalents                                    $  1,162           $ 44,734
  Investment in Equities                                           15             19,500
                                                             ---------------------------

    Total Current Assets                                        1,177             64,234
                                                             ---------------------------

    Total Assets                                             $  1,177           $ 64,234
                                                             ===========================

                        Liabilities And Shareholders' Equity

Current Liabilities:
  Option Contract Payable                                    $  3,268                 --
                                                             ---------------------------
    Total Liabilities                                           3,268                 --

Shareholders' Equity:
  Common stock, $.001 par value, 200,000,000 shares
    Authorized, 10,151,400 shares issued and outstanding       10,151           $ 10,151
  Additional Paid in Capital                                   78,349             78,349
                                                             ---------------------------

    Total Stockholders' Equity                                 88,500             88,500

Loss accumulated during the Exploration stage                 (90,591)           (24,266)
                                                             ---------------------------

    Total Shareholders' Equity                                 (2,091)            64,234
                                                             ---------------------------

    Total Liabilities and Shareholders' Equity               $  1,177           $ 64,234
                                                             ===========================

                 See Accompanying Notes to Financial Statements

                            Global-Tech Capital Corp.
                         (An Exploration Stage Company)

                             Statement of Operations

                                                                                                                    From inception
                                                       Three Months Ended               Nine Months Ended          July 21, 1998 to
                                                            March 31,                        March 31,                 March 31,
                                                     2002             2001             2002             2001             2002
                                                 ----------------------------------------------------------------------------------
Income:
  Unrealized Gain or (Loss) on Investments       $       (135)    $     (1,850)    $     (4,046)    $     (1,850)    $    (21,335)
  Realized Gain or (Loss) on Investments                   --               --           (8,519)              --           (8,519)
  Interest                                                 --               10               --               10               10
                                                 ----------------------------------------------------------------------------------
    Total Income                                         (135)          (1,840)         (12,565)          (1,840)         (29,844)

Expenses:
  Option Contract                                       3,268               --            3,268               --            6,536
  Office                                                   --              286              421              286              748
  Legal & Professional                                  1,515               --           17,041               25           51,275
  Bank Charges                                             16               24              112               60              262
  Taxes & State Fees                                       --               --              420               15            1,926
                                                 ----------------------------------------------------------------------------------
    Total Expenses                                      4,799              310           21,262              386           60,747
                                                 ----------------------------------------------------------------------------------

Loss Accumulated During The Exploration Stage    $     (4,934)    $     (2,150)    $    (33,827)    $     (2,226)    $    (90,591)
                                                 ==================================================================================

Loss per Common Share                            $     (.0005)    $     (.0002)    $     (.0033)    $     (.0002)    $     (.0089)
                                                 ==================================================================================
Weighted Average of Common Shares Outstanding      10,151,400       10,151,400       10,151,400       10,151,400       10,151,400
                                                 ==================================================================================

                 See Accompanying Notes to Financial Statements

                            Global-Tech Capital Corp.
                         (An Exploration Stage Company)

                  Statement of Changes in Shareholders' Equity

                                                                               Loss
                                         Common Stock                       Accumulated
                                   -----------------------    Additional     During the
                                                   Par          Paid In     Exploration
                                   Shares          Value        Capital        Stage          Total
                                   -----------------------------------------------------------------
Balance, June 30, 2001             10,151,400      $10,151      $78,349      $(56,764)      $ 31,736

 For the period July 1, 2001
      To March 31 2002
-----------------------------

Loss Accumulated During the
Exploration Stage                                                             (33,827)       (33,827)
                                   -----------------------------------------------------------------

Balance, March 31 2002             10,151,400      $10,151      $78,349      $(90,591)      $ (2,091)
                                   =================================================================

                 See Accompanying Notes to Financial Statements

                            Global-Tech Capital Corp.
                         (An Exploration Stage Company)

                             Statement of Cash Flows

                                                                                                          From Inception
                                                     Three Months Ended           Nine Months Ended      July 21, 1998 to
                                                          March 31,                   March 31,              March 31,
                                                      2002         2001          2002          2001            2002
                                                    ---------------------------------------------------------------------
Cash Flows From Operating Activities:
Loss Accumulated During the Exploration Stage       $(4,934)     $ (2,150)     $(33,827)     $ (2,226)       $(90,591)
  Net (Increase) Decrease in Invest in Equities         135       (19,500)       14,535       (19,500)            (15)
  Net Increase (Decrease) in Option Contract
Payable                                               3,268            --         3,268            --           3,268
                                                    ---------------------------------------------------------------------

    Net Cash Used in Operating Activities            (1,531)      (21,650)      (16,024)      (21,726)        (87,338)
                                                    ---------------------------------------------------------------------

Cash Flow From Financing Activities:
    Proceeds from issuance of common stock               --            --            --        66,000          88,500
                                                    ---------------------------------------------------------------------

    Net Cash Provided By Financing Activities            --            --            --        66,000          88,500
                                                    ---------------------------------------------------------------------

Net Increase in Cash:                                (1,531)      (21,650)      (16,024)      (44,274)          1,162
                                                    ---------------------------------------------------------------------

Cash, beginning of period                             2,693        66,384        17,186           460              --
                                                    ---------------------------------------------------------------------
Cash, end of period                                 $ 1,162      $ 44,734      $  1,162      $ 44,734        $  1,162
                                                    =====================================================================

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

The Company is an exploration stage company engaged in the location, acquisition and, if warranted, exploration of a mineral resource property, the rights of which are currently held, and following the successful consummation of this offering intends to continue an exploration program of the property. The property currently contains no proven reserves and failure to locate ore reserves may adversely affect the economic viability of the Company. Even if the results of exploration are encouraging the Company will require additional funds through the sale of equity or debt securities, other borrowings or possibly a joint venture to further explore the property. The Company intends to raise additional capital if the initial tests of the property are fruitful.

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

                          NOTES TO FINANCIAL STATEMENTS

Income Taxes (Continued)

effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No provision for income taxes is included in the statement due to its immaterial amount.

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

NOTE 4. INCOME TAXES

The Company has available at March 31, 2002 and March 31,2001, $66,325 and $24,266 respectively of unused operating loss carry forwards that may be applied against future taxable income and expire in various years beginning 2019.

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

For the nine month period ended March 31, 2002 the subsequent payment of $3,268 became due, however, the Company received an extension to pay until April 30, 2002.

                            Global-Tech Capital Corp.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6. INVESTMENTS

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. For the three months ended March 31 2002 the Company's Investments in equities decreased from $150 to $15 resulting in an unrealized loss of $135 for the period.

Item 2. Management's Discussion and Analysis or Plan of Operation.

      The following discussion of our plan of operation, financial condition and results of operations should be read in conjunction with the Financial Statements and Notes to those financial statements for the nine months ended March 31, 2002. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Quarterly Report.

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

      On March 12, 2002, we commenced our offering of 2,000,000 shares of our common stock at a price of $0.05 per share on an all or none basis pursuant to a registration statement on Form SB-2 that became effective on February 28, 2002. As at March 31, 2002, we had no commitment to sell all of the shares offered in the offering. However, the offering was successfully completed subsequent to the end of the quarter ended March 31, 2002. We plan to raise additional capital, if necessary, through private placements and/or borrowings, although we have no currently identified and available sources of funds. There is no assurance that we will be successful in raising additional financing.

      As we were successful in completing our offering, we expect our current cash reserves and the proceeds from the offering to satisfy our cash requirements for the next twelve months. At the end of such time, we will make a determination as to our future plans after assessing the continued viability of our exploration project based on our ability to raise additional funds and the results of the exploration on our property through such time.

      Since we are solely involved in the exploration and evaluation of our one mineral property, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As at March 31, 2002, we had working capital of $1,177. We had no bank loans as at March 31, 2002. Our future financial success will be dependent on the success of our exploration program. Such exploration may take years to complete and future cash flows, if any, are difficult to determine with any certainty. The realization value of any mineralization discovered by us is largely dependent on factors beyond our control such as the market value of the metals produced, mining regulations in Canada and foreign exchange rates.

      We presently have no producing properties, and our material property contains no known mineral reserves. The limited activities on such property to date have been exploratory in nature.

      Our capital commitments for the next twelve months consist of the expenses associated with the completion of Phase I of our exploration program, estimated to be $33,000, and the payment due under our French Claim Option Agreement of CAN$15,000 (approximately US $10,000) due on or before the first anniversary of our receipt from the SEC of written notice that our Registration Statement on Form SB-2 has become effective. If successful results are obtained from Phase I and we feel it is warranted, we will implement Phase II of the exploration program, which is expected to last 4 months and is estimated to cost CAN$150,000 (approximately US$100,000) in its entirety. If Phase II is commenced within the next 12 months (which is unlikely due to the weather conditions in the region in which the property is located), our capital commitment for the next twelve months will also include those expenses of Phase II that will be incurred within the next twelve months, estimated to be $27,000. We expect that our existing capital requirements arising from the evaluation of our existing mineral property and the further fulfillment of our exploration program will be met from the proceeds raised in the prospectus offering, if any, as well as future equity financings and/or borrowings. However, we do not have any currently identified and available sources of funds.

RESULTS OF OPERATIONS

For the quarters and the nine months ended March 31, 2002 and 2001

      For the quarter and the nine months ended March 31, 2002, we had a net loss of $4,934 and $33,827, respectively, compared to a net loss of $2,150 and $2,226 for the quarter and the nine months ended March 31, 2001, respectively, an increased loss of $2,784 and $31,601, respectively. The loss per share of $.000 for both the quarter and nine months ended March 31, 2001 increased to $.003 per share for the nine months ended March 31, 2002, but remained at $.000 for the quarter ended March 31, 2002. As we have not had any revenues from operations since our inception, the substantially increased loss for the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001 can be attributed to the fact that in the quarter and the nine months ended March 31, 2001, we did not incur any realized loss on investments as compared to a realized loss on investment of $8,519 for nine months ended March 31, 2002 (nil for the quarter ended March 31, 2002) and an unrealized loss on investment of $1,850 in the quarter and the nine months ended March 31, 2001 as compared to an unrealized loss on investment of $135 and $4,046 for the quarter and the nine months ended March 31, 2002, respectively. In addition, we incurred legal and professional expenses of nil and $25 for the quarter and the nine months ended March 31, 2001, respectively, as compared to legal and professional expenses of $1,515 and $17,041 for the quarter and the nine months ended March 31, 2002, respectively. In addition, we did not incur any costs in connection with the property option agreement in either the quarter and the nine months ended March 31, 2001 as compared to property option agreement costs of $3,268 for both the quarter and nine months ended March 31, 2002.

      In February 2001 and May 2001, we used a portion of our available cash and cash equivalents to purchase marketable equity securities that were listed on the NASD OTC-BB. As reflected in our financial statements, we realized a loss on its investments for the nine months and quarter ended March 31, 2002.

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

      From the effective date of the registration statement through March 31, 2002, we did not incur any expenses in connection with the issuance and distribution of the securities registered. However, from the effective date of the registration statement through March 31, 2002, we incurred other expenses in connection to the offering totaling approximately $1,500. Specifically, the expenses incurred include fees payable to our legal counsel and our auditor.

      Our offering was a direct offering by our officers and directors. As such, we incurred no expenses for underwriting discounts and commissions and/or finders' fees. We made no direct or indirect payments to any of our directors, officers, affiliates or to persons owning ten (10) percent or more of any class of our equity securities in connection with the offering.

      From the effective date of the registration statement through March 31, 2002, we did not have access to the offering proceeds. As such, no offering proceeds were used until after the offering was terminated, which was subsequent to the quarter ended March 31, 2002.

Item 3. Defaults Upon Senior Securities.

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not Applicable.

Item 5. Other Information.

      Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Not Applicable.

      (b) No reports on Form 8-K were filed by us for the quarter ended March 31, 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 11, 2002                     GLOBAL-TECH CAPITAL CORP.


                                        By: /s/ David Mallo
                                            ------------------------------------
                                            David Mallo, Secretary
                                            and Chief Financial Officer