Form 10KSB
period 2002-06-30
GLOBAL-TECH CAPITAL CORP
filed 2002-10-07
CIK 1083661

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10K-SB

(Mark One)

|X|   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
      1934

                    For the Fiscal Year Ended June 30, 2002.

                                       OR

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Transaction Period from ______ to ________.

Commission File Number 333-69414

                            GLOBAL-TECH CAPITAL CORP.
                 (Name of Small Business Issuer in its Charter)

                Nevada                                      98-0191489
  (State or other jurisdiction of                         (IRS Employer
   Incorporation or organization)                      Identification No.)

                                 P.O. Box 84037
                          Burnaby, B.C. V5A 4T9, Canada
           (Address of Principal executive Offices including zip code)

                                 (604) 889-1111
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act.): $607,570 as at September 13, 2002 based on the Company's offering price of its common shares of $0.05 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                  Yes: |_|           No: |_|

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,151,400 shares of common stock were outstanding as at October 4, 2002.

      Transitional Small Business Disclosure Format (check one):

                  Yes |_|            No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

                                      None.

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE

Item 1.  Description of Business                                               4

Item 2.  Description of Property                                               8

Item 3.  Legal Proceedings                                                     9

Item 4.  Submissions of Matters to a Vote of Security Holders                  9

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters              9

Item 6.  Management's Discussion and Analysis or Plan of Operation            10

Item 7.  Financial Statements                                                 13

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures                                            22

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                    22

Item 10. Executive Compensation                                               23

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      24

Item 12. Certain Relationships and Related Transactions                       25

Item 13. Exhibits and Reports on Form 8K                                      26

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

A.    Business

Overview

      We were incorporated under the laws of Nevada on July 21, 1998 for the purposes of developing and marketing products designed to improve visibility at night under various circumstances. Not being able to implement our business plan, we refocused our business activities in 2000 and were engaged in the location, acquisition and exploration of mineral resource properties in and around the Omineca mining region of British Columbia, Canada. .

      Under the terms of the French Claim Property Option Agreement dated May 10, 2001 (the "Agreement") with Robin Day and Valley Gold Ltd. ("Valley Gold"), we were granted an option to acquire a 100% interest in mineral claim number 374997 located in the Omineca Mining Division of the Province of British Columbia, known as the French Claim Property. Pursuant to the Agreement, we paid Valley Gold CAN$10,000 (approximately US$6,700) and incurred exploration expenditures of approximately $18,435.

      In August 2002, initiated Phase I our proposed exploration program. We carried out an initial field evaluation to assess the viability of undertaking additional exploration work to complete Phase I of the proposed exploration program and the implementation of Phase II.

      During the on-site review, a total of sixteen (16) rock samples were collected from outcrop, trench rubble and old drill core. Due to the lack of outcrop exposure to the south and east of the trenched area, the field evaluation was limited in scope to an evaluation of the trenched area only. The following table outlines the samples showing the most anomalous results:

SAMPLE #    Au (ppb)    Ag (ppm)    As (ppm)   Sb (ppm)   Cu (ppm)   Mo (ppm)

103405        100          7.2        40         --         123         --

103411         20          6.3       159        148         505         38

103412         10          0.6         5         --         108        207

103413         32           --         8         --         767         23

We found these results disappointing. Moreover, given the current resource market conditions, our Board of Directors concluded that the preliminary exploration results did not justify or warrant additional exploration and/or expenditure. Accordingly, our Board of Directors determined not to proceed with the proposed acquisition of the French Claim Property.

      Subsequent to determining not to proceed with the proposed acquisition of the French Claim Property, we reached an agreement in principle with IVI Smart Technologies, Inc. ("IVI") whereby we will acquire from IVI all of IVI's rights to a biometric payment system known as "TransactionALL". The agreement in principle contemplates the issuance to IVI of that number of shares as will equal 90% of our common stock on closing. This agreement in principle is subject to a number of conditions, including but not limited to, due diligence and the negotiation and execution of a formal agreement. There is no assurance that this acquisition will be consummated.

            IVI is a privately owned corporation which owns, designs, markets and licenses proprietary and innovative systems featuring unique technologies that provide ultimate security without impairing civil liberties. These systems center around IVI's unique personal biometric system. TransactionALL is one of these systems

      The TransactionALL Payment System benefits from the use of IVI's real-time, network powered or stand alone, customer ID verification system, featuring use of IVI's Super Smart Card(TM) - which IVI believes is the only hardware based multi-application smartcard with its own fingerprint sensor on-card. .

      The TransactionALL Payment System is intended to provide a payment mechanism for both commerce and e-commerce that may, for the first time, offer fraud protection (including full protection against identity theft) both to the merchant and to the consumer. For merchants that ship or supply contracted goods or services, the TransactionALL System prevents the number one cause of chargebacks, i.e., consumer claims of unauthorized card use. The validity of every transaction that passes through the TransactionALL biometric payment system is premised on the fact that the card-user is indeed the authorized cardholder as the transaction can only be activated by the cardholder's finger on his or her own personal fingerprint sensor. For consumers that purchase goods or services with a Payment Card, particularly from remote locations over networks, the TransactionALL system prevents unauthorized use of the consumer's Payment Card by requiring the transaction to be effected only with the use of the authorized card-holder's finger.

      We are currently in the process of simultaneously conducting due diligence with respect to both IVI and the TransactionALL System. And negotiating the terms of a definitive acquisition agreement. Accordingly, as we have previously stated, there is no assurance that the proposed acquisition will be completed. However, if it is completed, it will result in not only a significant dilution to the current shareholders of our common stock but also in a change of control.

B. Risks Related to Our Business, Property and Industry Our business is characterized by a number of risks which are set forth below.

We have a limited operating history.

      We commenced our operations in 1998 but have been engaged in mineral exploration only since 2000. As at June 30, 2002, we had incurred cumulative losses from inception in the amount of $127,415 of which $58,821 were incurred for the period of July 1, 2001 through June 30, 2002. We have not declared or paid dividends since then and do not anticipate doing so in the foreseeable future. We are subject to risks inherent in the establishment of a new business enterprise including limited capital resources, possible delays in the exploration of our property, and possible cost overruns. If we are not able to address these events, should they occur, we may have to curtail or suspend our operations.

If the proposed transaction with IVI Smart Technologies, Inc. closes, the shareholders of our common stock will suffer significant dilution.

      We have reached an agreement in principle with IVI Smart Technologies, Inc. ("IVI") whereby we will acquire from IVI all of IVI's rights to a biometric payment system known as "TransactionALL". The agreement in principle contemplates the issuance to IVI of that number of shares as will equal 90% of our common stock on closing. Such an issuance of common stock will result in significant dilution to the shareholders of our common stock. This agreement in principle is subject to due diligence and the negotiation and execution of a formal agreement. There is no assurance that this acquisition will be consummated.

Our short and long term liquidity and capital resources are uncertain which may prevent us from continuing our operations in the future.

      We have no history of earnings or cash flow from our present operations. The only present source of funds available to us is through the sale of equity or debt, securities or other borrowings. It is possible that no additional working capital will be available for our operations from such other sources as equity offerings or borrowings or a combination thereof. Failure to obtain such additional capital, if needed, may cause us to cease our operations.

If we are unable to replace our formerly held mineral exploration property or find a suitable new line of business, the company could be forced to cease operating.

      If we are unable to replace our mineral exploration activities or develop other lines of business in which it can operate successfully, we might have to go out of business, which would result in shareholders losing the value of their investment in our common stock. While we have reached an agreement in principle to acquire certain technology relating to a biometric payment system, the acquisition is subject to due diligence and the negotiation and execution of a formal agreement. There is no assurance that the acquisition will be consummated or, if consummated, will result in a successful business operation.

Our executive officers devote only a limited amount of time to our business activities.

Messrs. Michael Mitsiadis and David Mallo, our executive officers, are engaged in other business activities and devote only a limited amount of their time (approximately 25% by Mr. Mitsiadis and 10% by Mr. Mallo) to our business. As we expand our activities, a need for full time management may arise. In such an event, should Messrs. Mitsiadis and Mallo be unwilling to dedicate more of their time to our business or fail to hire additional personnel, our business and results of operations would suffer a material adverse effect.

We have no sources of operating cash flow and we may be unable to meet our additional funding requirements.

      We have no source of operating cash flow. We have limited financial resources. Specifically, as at June 30, 2002 we had cash and cash equivalents totaling $60,335. It is possible that if additional funding were needed, it would not be available to us on terms and conditions acceptable to us. Failure to obtain such additional financing could result in our ceasing to operate.

We are controlled by our Director and Officer and entities affiliated with him who will be able to control all matters requiring shareholder approval.

      Michael Mitsiadis, our President and a director, owns approximately 33% of our issued and outstanding shares of common stock. Mr. Mitsiadis will be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations transactions.

Our future performance is dependent on our ability to retain key personnel, the loss of which would adversely affect our success and growth.

      Our performance is substantially dependent on the performance of our senior management. In particular, our success depends on the continued efforts of our President and director, Michael Mitsiadis. The loss of his services could have a material adverse effect on our business, results of operations and financial condition as our potential future revenues would most likely dramatically decline and our costs of operations would rise. We do not have employment agreements in place with any of our officers or our key employee, nor do we have key person insurance covering our employee.

Our management has limited experience in managing a public company.

      It is possible that due to our management's limitedexperience in managing a public company, we will be unable to effectively manage the expansion of our operations, that our systems, procedures or controls will not be adequate to support our operations or that our management will be unable to achieve the rapid execution necessary to fully exploit the market opportunity for our products and services. Any inability to manage growth effectively could hinder our future success.

ITEM 2. DESCRIPTION OF PROPERTY

      We currently occupy space rent-free in the residence of Mr. Mitsiadis, our President, on a month-to-month basis and are provided with access to telephone, fax and copy services without cost on equipment owned by Mr. Mitsiadis at an estimated value of CAN$100 (approximately US$66) per month. We expect to continue to utilize this space until the time when our operations require the hiring of additional personnel. We believe that the value estimated for the use of the space and equipment is comparable to rates payable to third parties negotiated at arms length for comparable space. We will not reimburse Mr. Mitsiadis for the use of this space and equipment. Therefore, due to the immaterial amount, no disclosure has been made in the financial statements. If the proposed acquisition of IVI is completed, our arrangement with Mr. Mitsiadis will be terminated.

ITEM 3. LEGAL PROCEEDINGS

      We are not a party to any legal proceeding, and have no knowledge of any threatened or pending legal proceeding against us or our property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock commenced trading on the NASD OTC Bulletin Board on July 8,2002Since there is only a limited trading market for our stock, stockholders may find it difficult to sell their shares.

      The following table sets forth high and low bid prices for our stock for the calendar quarters indicated as reported by the OTC BB from July 8, 2002 through September 30, 2002. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

--------------------------------------------------------------------------------
        Quarter                  Volume              High              Low
--------------------------------------------------------------------------------
July 1, 2002 to
Sept. 30, 2002                   46,400              $0.75             $0.70
--------------------------------------------------------------------------------

      As of September 30, 2002, we had 12,151,400 shares issued and outstanding, and had 61 registered holders of our outstanding common stock.

Use of Proceeds From Registered Securities:

      Our registration statement on Form SB-2 (File Number 333-69414) that was filed with the Securities and Exchange Commission on September 14, 2001 became effective on February 28, 2002. Pursuant to that registration statement, we registered and sold 2,000,000 shares of our common stock to be offered at a price of $0.05 per share or $100,000 in the aggregate

      Such proceeds were to be utilized to pay the offering expenses, consulting fees and exploration costs. The balance was to be allocated to our working capital.

      Our offering was a direct offering by our officers and directors. As such, we incurred no expenses for underwriting discounts and commissions and/or finders' fees. We made no direct or indirect payments to any of our directors, officers, affiliates or to persons owning ten (10) percent or more of any class of our equity securities in connection with the offering.

      From the effective date of the registration statement through June 30, 2002, we incurred expenses in connection with the issuance and distribution of the securities registered totalling approximately $2,571. From the effective date of the registration statement through June 30, 2002, we also incurred other expenses in connection to the offering totaling approximately $9,572. Specifically, the expenses incurred include fees payable to our legal counsel and our auditor. As such, our net offering proceeds after deducting the total expenses described above were approximately $87,857. From the effective date of the registration statement to June 30, 2002, we also incurred expenses in connection with the French Claim Property of $3,217, professional fees of $500 and office costs of $974.

      We have not declared any dividends since inception, and have no present intention of paying any cash dividends on our common stock in the foreseeable future. The payment of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant facts.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to those financial statements included in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to, those discussed under "Risk Factors" and elsewhere in this Annual Report.

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

      Our property was the subject of a geological report which recommended that we carry out a four phase program of exploration. Phase I would consist of geological mapping of the entire property as well as prospecting and soil sampling, at an estimated cost of CAN $50,000 (approximately US$33,000). We implemented Phase I of the proposed program in August of 2002. The initial results were disappointing and our Board of Directors concluded, in part based on the initial results and the current conditions in the resource industry, not to proceed with the acquisition of the French Claim Property. Instead our Board of Directors resolved that we seek other properties or business opportunities.

      We expect our current cash reserves to satisfy our cash requirements for the next twelve months. Accordingly, we will not need to raise additional funds in the next twelve months.

      We do not expect to purchase or sell any plants and/or significant equipment. We do not expect any significant changes in our number of employees.

LIQUIDITY AND CAPITAL RESOURCES

      It is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As at June 30, 2002, we had working capital of $61,085. We had no bank loans as at June 30, 2002. Our future financial success will be dependent on our ability to replace our mineral exploration activities or develop other lines of business and the success of our exploration program or other business.

      To date, virtually all funding for our acquisition of and expenditures on our formerly held resource property and ongoing operations has come from the issuance of our common stock.

      We have no regular cash flow. We are, therefore, dependent on raising funds by the issuance of shares in order to finance further acquisitions and meet general and administrative expenses in the long-term.

      In the fiscal year ended June 30, 2002, we commenced and successfully completed our offering of 2,000,000 shares of our common stock at a price of $0.05 per share pursuant to a registration statement on Form SB-2 that became effective on February 28, 2002. We plan to raise additional capital, if necessary, through private placements and/or borrowings, although we have no currently identified and available sources of funds. There is no assurance that we will be successful in raising additional financing.

      Since we have determined not to proceed with the acquisition of the French Claim Property or its continued exploration, our capital commitments for the next twelve months consist of general and administrative expenses and any expenses associated with the proposed acquisition from IVI Smart Technologies, Inc. We expect that our existing capital requirements will be met from cash on hand as future equity financings and/or borrowings. However, we do not have any currently identified and available sources of funds.

RESULTS OF OPERATIONS

For the years ended June 30, 2002 and 2001

      For the year ended June 30, 2002, we had a net loss of $70,651 compared to a net loss of $34,724 for the year ended June 30, 2001, an increased loss of $35,927 or 103%. The loss per share of $.003 for the year ended June 30, 2001 increased to $.007 per share for the year ended June 30, 2002. As we have not had any revenues from operations since our inception, the substantially increased loss for the year ended June 30, 2002 as compared to the year ended June 30, 2001 can be attributed to the fact that in the year ended June 30, 2002 we incurred legal and professional expenses of $52,241 as compared to legal and professional expenses of $12,500 for the year ended June 30, 2001. The increase of $39,741 in legal and professional expenses during the year ended June 30, 2002 can be directly attributed to the preparation and filing of our registration statement and periodic report. In addition, in the year ended June 30, 2001, we did not incur any realized loss on investments as compared to a realized loss on investments of $8,519 for the year ended June 30, 2002. However, for the year ended June 30, 2001, we incurred an unrealized loss on investments of $17,289 as compared to an unrealized loss on investments of $3,311 for the year ended June 30, 2002.

      In February 2001 and May 2001, we used a portion of our available cash and cash equivalents to purchase marketable equity securities that were listed on the NASD OTC-BB. As reflected in our financial statements, we realized a loss on its investments during the year ended June 30, 2002.

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

ITEM 7.  FINANCIAL STATEMENTS

                           Global -Tech Capital Corp.
                         (An Exploration Stage Company)

                          Index To Financial Statements

                                                                          Page

Report of Independent Public Accounts                                      13

Financial Statements:

      Balance Sheet-June 30, 2002 and June 30, 2001                        14

      Statement of Operations for the period July 1, 2001
      through June 30, 2002, July 1, 2000 through June 30,
      2001 and July 21, 1998 (date of Inception) through
      June 30, 2002                                                        15

      Statement of Changes in Shareholders' Equity for the
      year July 1, 2001 through June 30, 2002 and for the
      period July 21, 1998 (date of Inception) through
      June 30, 2001.                                                       16

      Statement of Cash Flows for the period July 1, 2001
      through June 30, 2002, July 1, 2000 through June 30,
      2001 and July 21, 1998 (date of Inception) through
      June 30, 2002.                                                       17

Notes to Financial Statements                                           18 to 20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors Global-Tech Capital Corp.:

We have audited the accompanying balance sheets of Global-Tech Capital Corp. (a Nevada corporation in the Exploration stage) as of June 30, 2002 and June 30, 2001, and the related statements of operations, changes in shareholders' equity and cash flows for the periods from July 1, 2001 through June 30, 2002, July 1, 2000 to June 30, 2001 and July 21, 1998 (date of Inception) through June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global-Tech Capital Corp. as of June 30, 2002 and June 30, 2001, and the related statements of operations, changes in shareholders' equity and cash flows for the periods from July 1, 2001 through June 30, 2002 and July 1, 2000 to June 30, 2001 and July 21, 1998 (date of Inception) through June 30, 2002 in conformity with generally accepted accounting principles.

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


Brooklyn, New York
August 10, 2002.

                           Global -Tech Capital Corp.
                         (An Exploration Stage Company)

                                  Balance Sheet

                                     Assets

                                                                 June 30, 2002         June 30, 2002
                                                                 -----------------------------------
Current Assets:
   Cash & Cash Equivalents                                       $      60,335         $      17,186
   Investment in Equities                                                  750                14,550
                                                                 -----------------------------------

        Total Current Assets                                            61,085                31,736
                                                                 -----------------------------------

        Total Assets                                             $      61,085         $      31,736
                                                                 ===================================

                        Liabilities And Shareholders' Equity

        Total Liabilities                                                   --                    --
                                                                 -----------------------------------

Shareholders' Equity:
   Common stock, $.001 par value, 200,000,000 shares
     authorized, 12,151,400 shares issued and outstanding        $      12,151         $      10,151
   Additional Paid in Capital                                          176,349                78,349
                                                                 -----------------------------------

        Total Stockholders' Equity                                     188,500                88,500

Loss accumulated during the Exploration stage                         (127,415)              (56,764)
                                                                 -----------------------------------

        Total Shareholders' Equity                                      61,085                31,736
                                                                 -----------------------------------

        Total Liabilities and Shareholders' Equity               $      61,085         $      31,736
                                                                 ===================================

                 See Accompanying Notes to Financial Statements

                           Global -Tech Capital Corp.
                         (An Exploration Stage Company)

                             Statement of Operations

                                                      For the period
                                                       July 21, 1998           For the period            For the period
                                                     (Date of Inception)        July 1, 2001              July 1, 2000
                                                      To June 30, 2002         To June 30, 2002           June 30, 2001
                                                     -------------------------------------------------------------------
Income:
     Unrealized Loss on Investments                  $       (20,600)          $        (3,311)          $       (17,289)
     Realized Loss on Investments                             (8,519)                   (8,519)                        0
     Interest                                                     10                         0                        10
                                                     -------------------------------------------------------------------
          Total Income                                       (29,109)                  (11,830)                  (17,279)

Expenses:
     Option Contract                                           6,536                     3,268                     3,268
     Office                                                    1,450                     1,125                       302
     Legal & Professional                                     85,740                    52,241                    12,500
     Bank Charges                                                373                       156                        80
     Exchange Fees                                             1,611                     1,611                         0
     Taxes & State Fees                                        2,596                       420                     1,295
                                                     -------------------------------------------------------------------
          Total Expenses                                      98,306                    58,821                    17,445
                                                     -------------------------------------------------------------------

Loss Accumulated During The Exploration Stage        $      (127,415)          $       (70,651)          $       (34,724)
                                                     ===================================================================

Loss per Common Share                                $        (.0105)          $        (.0070)          $        (.0034)
                                                     ===================================================================
Weighted Average of Common Shares Outstanding             12,151,400                10,151,400                10,085,400
                                                     ===================================================================

                 See Accompanying Notes to Financial Statements

                           Global -Tech Capital Corp.
                         (An Exploration Stage Company)

                  Statement of Changes in Shareholders' Equity

                                                                                              Loss
                                               Common Stock                               Accumulated
                                        --------------------------       Additional        During the
                                                                          Paid In         Exploration
                                        Shares           Par Value         Capital            Stage              Total
                                        --------------------------------------------------------------------------------------
For the period July 21, 1998
    (date if inception)
   Through June 30, 2001
----------------------------

Issuance of stock                       10,151,400       $  10,151       $  78,349                            $    88,500

Loss Accumulated During the
Exploration Stage                                                                          $   (56,764)           (56,764)
                                        --------------------------------------------------------------------------------------

Balance, June 30, 2001                  10,151,400       $ 10,151        $   78,349        $   (56,764)       $    31,736

For the period July 1, 2001
   To June 30, 2002
---------------------------

Issuance of stock                        2,000,000      $   2,000        $   98,000                           $   100,000

Loss Accumulated During the
Exploration Stage                                                                          $   (70,651)           (70,651)
                                        --------------------------------------------------------------------------------------

Balance, June 30, 2002                  12,151,400       $ 12,151        $ 176,349         $  (127,415)       $    61,085
                                        ======================================================================================

                 See Accompanying Notes to Financial Statements

                           Global -Tech Capital Corp.
                         (An Exploration Stage Company)

                             Statement of Cash Flows

                                                      For the period
                                                       July 21, 1998
                                                         (Date of         For the period     For the period
                                                         Inception)        July 1, 2001       July 1, 2000
                                                      To June 30, 2002   to June 30, 2002   to June 30, 2001
                                                      ------------------------------------------------------
Cash Flows From Operating Activities:
     Loss Accumulated During
         the Exploration Stage                        $      (95,940)     $     (70,651)      $    (34,724)
     Net increase in Investment in Equities                     (750)            13,800            (14,550)
                                                      ----------------------------------------------------

         Net Cash Used in Operating Activities               (96,690)           (56,851)           (49,274)
                                                      ----------------------------------------------------

Cash Flow From Financing Activities:
     Proceeds from issuance of common stock                  157,025            100,000             66,000
                                                      ----------------------------------------------------

         Net Cash Provided By Financing Activities           157,025            100,000             66,000
                                                      ----------------------------------------------------

Net Increase in Cash:                                         60,335             43,149             16,726
                                                      ----------------------------------------------------

Cash, beginning of period                                         --             17,186                460
                                                      ----------------------------------------------------

Cash, end of period                                   $       60,335      $      60,335       $     17,186
                                                      ====================================================

                 See Accompanying Notes to Financial Statements

                           Global -Tech Capital Corp.
                         (An Exploration Stage Company)

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

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes". Under this method, deferred income taxes are determined based on differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, and are measured based on enacted tax rates and laws that will be in

                           Global -Tech Capital Corp.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

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

NOTE 3. CAPITAL STOCK

In March 2002, the Company filed an initial public offering registration with the Securities and Exchange Commission for the purpose of issuing an additional 2,000,000 shares at $.05 per share. This offering was approved by the Securities and Exchange Commission during May 2002. The total costs incurred during the year ended June 30, 2002 were $54,240. The offering was completed during May 2002. Net proceeds from this offering were $45,760, net of issuance costs of $54,240.

The Company's Certificate of Incorporation authorizes the issuance of 200,000,000 shares of common stock. The Company's Board of Directors has the power to issue any or all of the authorized but unissued common stock without stockholder approval.

The stockholders prior to the public offering owned 10,151,400 of the outstanding shares of the Company's Common Stock for which a relatively nominal consideration was paid. In contrast, the purchasers of the IPO shares are providing the Company with $100,000 of funding. The purchasers of the IPO shares represent 16% of all Shares outstanding, although they provided the major portion of the Company's funding to date. The purchasers of the shares hereby have no effective voice in the Company's management and the Company is controlled by the original stockholders.

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

NOTE 4. INCOME TAXES

The Company has available at June 30, 2002 and June 30, 2001, $127,415 and $56,764 of unused operating loss carry forwards that may be applied against future taxable income and expire in various years beginning 2019.

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

NOTE 6. INVESTMENTS

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. For the year ended June 30, 2002 the Company's Investments in Equities decreased from $14,550 to $750, resulting in an unrealized loss for the period of $11,830. Also, the Company transferred $1,970 to its checking account during the year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreement with our accountants on accounting and financial disclosures.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Our directors, executive officers and other key employees, and their ages, as of September 13, 2002 are as follows:

Name                  Age    Positions held with the Company    Since
----                  ---    -------------------------------    -----
Michael Mitsiadis      44    President and Director             January 24, 2000
David Mallo            42    Secretary and Director             August 1, 2001

      The backgrounds and business experience of our directors, executive officers and significant employees during the past five years are as follows:

      Since 1997 Michael Mitsiadis has served as the corporate finance officer for the Georgian Group, a private corporate management and administration firm, where he has been involved in mergers and acquisitions and venture capital transactions. Since January 24, 2000, Mr. Mitsiadis has also served as our President and director. From May 1998 through November 1999, Mr. Mitsiadis served as President and Director of Peppermill Capital Corporation, a mineral resource company. Prior to 1997, Mr. Mitsiadis worked as a commercial and residential realtor.

      David Mallo has served as Secretary and a director of our Company since August 1, 2001. From July 1, 2000 to present, Mr. Mallo has worked as a consulting geologist, primarily for Madison Enterprises Corp., a British Columbia public company in the mineral exploration business. From 1993 through 2000, Mr. Mallo was Vice President of Exploration for Adrian Resources Ltd, a British Columbia corporation. Mr. Mallo also serves as a director of Hyperion Resources Corp. and Lund Venture Ltd. Both Hyperion Resources Corp. and Lund Venture Ltd. trade on the Canadian Venture Exchange under the symbols HYP and LUV, respectively. Each of Madison Enterprises, Ltd., Adrian Resources Ltd., Hyperion Resources Corp., and Lund Venture Ltd. are in the business of exploring for natural resources.

      Douglas Turnbull served as our director from August 1, 2001 to September 11, 2002 when he resigned to pursue other interests. Mr. Turnbull is a consulting geologist. His company, Lakehead Geological Services, Inc., a British Columbia corporation, provides geological consulting services for a number of Canadian private and public companies including Adrian Resources Ltd., Buffalo Diamonds Ltd., Madison Enterprises Ltd. and Oromin Exploration Ltd.

Mr. Turnbull has been the President of Lakehead Geological Services, Inc. since 1992. Mr. Turnbull became the director of Fresco Developments Ltd. on November 8, 1999 and a director of Buffalo Diamonds Ltd. on June 21, 2001. Each of Adrian Resources Ltd., Madison Enterprises Ltd., Oromin Exploration Ltd., Fresco Developments Ltd. and Buffalo Diamonds Ltd. are in the business of exploring for natural resources. Both Fresco Developments Ltd. and Buffalo Diamonds Ltd. trade on the Canadian Venture Exchange under the symbols FDP and YBU, respectively.

      There are no family relationships among our directors, executive officers or persons nominated or chosen by us to become directors or executive officers. Each of our directors and officers shall serve for a term of one year or until his successor is duly elected and qualified.

      During the past five years, none of our directors, executive officers, promoters or control persons have been:

      (a) the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

      (b) convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

      (c) subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

      (d) found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

ITEM 10. EXECUTIVE COMPENSATION

      The following summary compensation table reflects all compensation awarded to, earned by, or paid to our Chief Executive Officer and president and our other executive officers who were serving as our executive officers as of the end our last completed fiscal year for all services rendered to us in all capacities during each of the years ended June 30,2000, 2001 and 2002.

--------------------------------------------------------------------------------
                           Summary Compensation Table
--------------------------------------------------------------------------------

                                                             All Annual
Name and Principal Position     Year   Salary     Bonus     Compensation
                                ----   ------     -----     ------------
                                                                (**)
--------------------------------------------------------------------------------
Michael Mitsiadis               2000   $ 0        $ 0       $ 0
President                       2001   $ 0        $ 0       $ 0
                                2002   $ 0        $ 0       $ 0
--------------------------------------------------------------------------------
David Mallo                     2000   $ 0        $ 0       $ 0
Secretary, director             2001   $ 0        $ 0       $ 0
                                2002   $ 0        $ 0       $ 925
--------------------------------------------------------------------------------

Directors' Compensation

      Except for our arrangement with David Mallo, under which he is compensated for the provision of geological consulting services on a project by project basis, we have no arrangements, standard or otherwise, pursuant to which directors are compensated by us for their services in their capacity as directors, or for committee participation, involvements in special assignments or for services as consultant or expert. Mr. Mallo's fees are negotiated on a project by project basis.

      None of our directors have received any manner of compensation for services provided in their capacity as directors during our most recently completed financial year.

Employment and Severance Agreement

      There are no employment contracts or agreements between us and our officers.

      We do not have any employee stock option or other incentive plans.

      We do not have any compensatory plan or arrangement which will result from the resignation, retirement or other termination of employment of any directors or executive officers or from a change of our control, or a change in any of their responsibilities following a change of control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following lists as of September 13, 2002 the beneficial ownership of common stock of each person known to us who owns more than 5% of our issued and outstanding common stock and of our directors and executive officers.

Name and address* of                   Amount and Nature         Percent of
Beneficial Owner                    of Beneficial Ownership         Class
----------------                    -----------------------      ----------
Michael Mitsiadis                         4,018,500(1)(2)           33.1%

David Mallo                                       0                    0%

All directors, executive officers
and significant employees as a
group (3 persons)                         4,018,500                 33.1%

* Unless otherwise referenced, the address for each of the above mentioned parties is c/o Global-Tech Capital Corp., P. O. Box 84037, Burnaby, B.C. V5A 4T9, Canada.

(1) Beneficial Ownership.

Includes 4,000,000 shares registered in the name of Westar Capital Corp., a British Columbia corporation controlled by Mr. Mitsiadis; Includes 9,000 shares registered in the name of Greg Mitsiadis, Mr. Mitsiadis' son; Includes 9,000 shares registered in the name of Chris Mitsiadis, Mr. Mitsiadis' son; Includes 500 shares registered in the name of Nicholas Mitsiadis, Mr. Mitsiadis' son; Does not include 490,000 shares registered in the name of Nancy Mitsiadis, Mr. Mitsiadis' mother, as to which Mr. Mitsiadis disclaims any direct or beneficial interest; Does not include 9,000 shares registered in the name of Kimon Mitsiadis, Mr. Mitsiadis' father, as to which Mr. Mitsiadis disclaims any direct or beneficial interest; Does not include 475,000 shares registered in the name of Genie Kouris, Mr. Mitsiadis' sister, as to which Mr. Mitsiadis disclaims direct or beneficial interest.

      We do not have any compensation plans (including compensation arrangements) under which our equity securities are authorized for issuance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There have been no transactions during the last two years, or proposed transactions, to which we were or are to be a party in which any of our directors, executive officers, any 5% shareholder listed in Item 11 or any member of the immediate family of any of these persons had a material interest. We do not have a parent company.

      Michael Mitsiadis is our sole promoter. Westar Capital Corp, a corporation controlled by Mr. Mitsiadis, purchased 4,000,000 shares of our common stock in consideration for payment to us of $0.001 per share.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K.

      (a) Exhibits:

EXHIBIT           DESCRIPTION OF EXHIBIT AND FILING REFERENCE
NUMBER

Exhibit 3.1       Articles of Incorporation (incorporated by reference to
                  Exhibit 3.1 of the Company's Registration Statement on Form SB-2, File Number 333-69414 (the "Registration Statement"))

Exhibit 3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement)

Exhibit 10        Agreement between the Company, Robin Day and Valley Gold, Ltd.
                  (incorporated by reference to Exhibit 10 of the Company's Registration Statement)

      (b) Reports on Form 8K: No reports were filed on Form 8K during the last quarter of the fiscal year ended June 30, 2002

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 4, 2002                      Global-Tech Capital Corp.


                                            By: /s/ Michael Mitsiadis
                                                Michael Mitsiadis, President and
                                                Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                       TITLE                          DATE

By: /s/ Michael Mitsiadis    President and Director
                             (principal executive, accounting
"Michael Mitsiadis"          and financial officer)              October 4, 2002
-------------------
Michael Mitsiadis


By: /s/ David Mallo          Secretary

"David Mallo"                                                    October 4, 2002
-------------------------
David Mallo

                                 CERTIFICATIONS

I , Michael Mitsidadis, certify that:

1. I have reviewed this annual report on Form 10-KSB of Global-Tech Capital
Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Acta Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") ; and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


October 4, 2002                                "Michael Mitsiadis"
                                                ------------------

                                                Michael Mitsiadis, President and
                                                Chief Financial Officer

                                 CERTIFICATIONS

I, Michael Mitsidadis, certify that:

1. I have reviewed this annual report on Form 10-KSB of Global-Tech Capital
Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


October 4, 2002                                 "Michael Mitsiadis"
                                                -------------------

                                                Michael Mitsiadis, President and
                                                Chief Financial Officer