Form 10QSB
period 2002-09-30
GLOBAL-TECH CAPITAL CORP
filed 2002-12-03
CIK 1083661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

ý

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

¨

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number:  333-69414

GLOBAL-TECH CAPITAL CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0191489
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 84037, Burnaby, British Columbia, V5A 4T9, Canada

(Address of principal executive offices)

(604) 889-1111

(Issuer’s telephone number)

n/a

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [__]  No [__]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

12,151,400 shares of common stock outstanding as of December 2, 2002

Transitional Small Business Disclosure Format (Check One):  Yes[__]  No [X]

#

GLOBAL-TECH CAPITAL CORP.

FORM 10-QSB

INDEX

                   Page

PART I

FINANCIAL INFORMATION

3

Item 1.

Financial Statements

Report of Public Accountants

3

Balance Sheet

4

Statement of Operations

5

Statements of Changes in Shareholders’ Equity

6

Statement of Cash Flows

7

Notes to Financial Statements

8

Item 2.

Management’s Discussion and Analysis or Plan of Operation

11

PART II

OTHER INFORMATION

13

Item 1.

Legal Proceedings

13

Item 2.

Changes in Securities and Use of Proceeds

13

Item 3.

Defaults Upon Senior Securities

13

Item 4.

Submission of Matters to a Vote of Security Holders

13

Item 5.

Other Information

13

Item 6.

Exhibits and Reports on Form 8-K

13

SIGNATURE PAGE

14

#

 PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors Global-Tech Capital Corp.:

I have reviewed the accompanying balance sheets of Global-Tech Capital Corp. (a Nevada corporation in the Exploration stage) as of September 30, 2002 and September 30, 2001, and the related statements of operations, changes in shareholders’ equity and cash flows for the periods from July 21, 1998 (Date of Inception) through September 30, 2002, July 1, 2002 through September 30, 2002 and July 1, 2001 through September 30, 2001, in accordance with standards established by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the Company’s management.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data.  It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note #1 to the financial statements, the Company has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note #1.  The financial statements do not include any adjustments that might result from the outcome for this uncertainty.

/s/ Richard M. Prinzi, Jr.

Brooklyn, New York

November 27, 2002

#

Global -Tech Capital Corp., Inc.

(An Exploration Stage Company)

Balance Sheets

Assets
	September 30, 2002	September 30, 2001

Current Assets:
Cash & Cash Equivalents	$18,433	$7,548
Investment in Equities	150	4,000
Notes Receivable	10,000	0
Interest Receivable	117	0

Total Current Assets	28,700	11,548

Total Assets	$28,700	$11,548
Liabilities And Shareholders’ Equity
Current Liabilities:
Accrued Professional Fees	$5,300	$0
Total Liabilities	5,300	0

Shareholders’ Equity:
Common stock, $.001 par value, 200,000,000 sharesAuthorized, 12,151,400 shares issued and outstanding	12,151	10,151
Additional Paid in Capital	176,349	78,349

Total Shareholders’ Equity	188,500	88,500

Loss accumulated during the Exploration stage	(165,100)	(76,952)

Total Shareholders’ Equity	23,400	11,548

Total Liabilities and Shareholders’ Equity	$28,700	$11,548

See Accompanying Notes to Financial Statements

#

Global -Tech Capital Corp., Inc.

(An Exploration Stage Company)

Statements of Operations

	For the period July 21, 1998 (Date of Inception)	For the period July 1, 2002	For the period July 1, 2001
	To September 30, 2002	To September 30, 2002	To September 30, 2001
Income:
Unrealized Loss on Investments	$ (21,200)	$(600)	$(10,550)
Realized Loss on Investments	(8,519)	0	0
Interest	127	117	0
Total Income	(29,592)	(483)	(10,550)

Expenses:
Option Contract	6,536	0	0
Office	2,056	606	191
Exploration Expenses	6,178	6,178	0
Legal & Professional	115,270	29,530	8,950
Bank Charges	501	129	77
Taxes & State Fees	4,967	760	420
Total Expenses	135,508	37,203	9,638

Loss Accumulated During The Exploration Stage	$ (165,100)	$ (37,686)	$ (20,188)

Loss per Common Share	$ (.0136)	$ (.0031)	$ (.0020)
Weighted Average of Common Shares Outstanding	12,151,400	12,151,400	10,151,400

#

Global -Tech Capital Corp., Inc.

(An Exploration Stage Company)

Statements of Changes in Shareholders’ Equity

Statements of Changes in Shareholders' Equity

	Common Stock		Loss Accumulated

	Shares	Par Value	Additional Paid In Capital	During the Exploration Stage	Total

Balance, June 30, 2002	12,151,400	$12,151	$176,349	$(127,414	$61,086

For the period July 1, 2002 To September 30, 2002

Loss Accumulated During the Exploration Stage	0	0	0	(37,686)	(37,686)

Balance, September 30, 2002	12,151,400	$12,151	$176,349	$(165,100)	$23,400

	Common Stock		Loss Accumulated

	Shares	Par Value	Additional Paid In Capital	During the Exploration Stage	Total

Balance June 30, 2001	10,151,400	$10,151	$78,349	$(56,764)	$31,736

For the period July 1, 2001 To September 30, 2001

Loss Accumulated During the Exploration Stage	0	0	0	(20,188)	(20,188)

Balance, September 30, 2001	10,151,400	$10,151	$78,349	$(76,952)	$11,548

See Accompanying Notes to Financial Statements

#

Global -Tech Capital Corp., Inc.

(An Exploration Stage Company)

Statements of Cash Flows

	For the period July 21, 1998 (Date of Inception)	For the period July 1, 2002 to	For the period July 1, 2001 to
	to September 30, 2002	September 30, 2002	September 30, 2001

Cash Flows From Operating Activities:
Loss Accumulated During the Exploration Stage	$ (165,100)	$ (37,686)	$ (20,188)
Net (Increase) Decrease in Investment in Equities	(150)	600	10,550
Net (Increase) Decrease in Notes Receivable	(10,000)	(10,000)	0
Net (Increase) Decrease in Interest Receivable	(117)	(117)	0
Net Increase (Decrease) in Accrued Professional Fees	5,300	5,300	0

Net Cash Used in Operating Activities	(170,067)	(41,903)	(9,638)

Cash Flow From Financing Activities:
Proceeds from issuance of common stock	188,500	0	0

Net Cash Provided By Financing Activities	188,500	0	0

Net Increase in Cash:	18,433	(41,903)	(9,638)

Cash, beginning of period	0	60,336	17,186

Cash, end of period	$ 18,433	$ 18,433	$ 7,548

See Accompanying Notes to Financial Statements

#

Global -Tech Capital Corp., Inc.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. COMPANY INFORMATION

Global-Tech Capital Corp., (“The Company) was organized July 21, 1998, under the laws of the State of Nevada, as Global-Tech Capital Corp.  The Company is currently in the exploration stage.  Management has elected a June 30 year-end for the Company.  The Company will be in the exploration stage until it raises the required capital and begins the development of a property.

The Company is an exploration stage company engaged in the location, acquisition and, if warranted exploration of mineral resource properties.  The exploration of the property currently held was considerably lower than anticipated.  Therefore, the Company will not be undertaking any further expenditure on the property.  The Company intends to acquire additional properties to assess the viability of undertaking additional exploration work.  If the Company is successful in locating and acquiring any additional properties the properties still may not contain proven reserves and failure to locate ore reserves may adversely affect the economic viability of the Company. Even if the results of exploration are encouraging the Company will require additional funds through the sale of equity or debt securities, other borrowings or possibly a joint venture to further explore additional properties.  The Company intends to raise additional capital if the initial tests of any future properties it may obtain are fruitful.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash & Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments, with a maturity of three months or less.

Basis of Financial Statements

These financial statements are prepared on the accrual basis of accounting in conformity with generally accepted accounting principles.

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No.109, “Accounting for Income Taxes”.  Under this method, deferred income taxes are determined based on differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No provision for income taxes is included in the statement due to its immaterial amount and doubt as to the likelihood of utilizing such deferred tax assets.

#

Global -Tech Capital Corp., Inc.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

The Company’s Certificate of Incorporation authorizes the issuance of 200,000,000 shares of common stock. The Company’s Board of Directors has the power to issue any or all of the authorized but unissued common stock without stockholder approval. To the extent that additional shares of common stock are issued, dilution to the interest of the Company’s stockholders participating in the Offering will occur.

There are presently outstanding 12,151,400 shares of the Company’s Common Stock for which a relatively nominal consideration was paid.  In contrast, the purchasers of the shares offered are providing the Company with $100,000 of funding.  Purchasers of the shares will represent 16% of all Shares outstanding, although they will have provided the major portion of the Company’s funding to date. The purchasers of the shares offered hereby would have no effective voice in the Company’s management and the Company would be controlled by the existing stockholders.

Upon any liquidation, dissolution or winding up of the Company, holders of shares of Common Stock are entitled to receive pro rata all of the assets of the Company available for distribution to holders of shares of the Company’s Common Stock.  Moreover, in the event such a liquidation were to occur all stockholders of the Company including those owning shares purchased privately at less than the public offering price, will receive the liquidated assets on a pro-rata basis (as opposed to being based on the amounts paid for such shares).

#

Global -Tech Capital Corp., Inc.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 4.  INCOME TAXES

The Company has available at September 30, 2002 $133,625 of unused operating loss carry forwards that may be applied against any possible future taxable income and expire in various years beginning 2019.

NOTE 5.  OPTION CONTRACT

The Company purchased an option to acquire a 100% interest in a mineral claim, located in the Omineca Mining Division of the Province of British Columbia, exercisable by the Company.  The option required an execution payment of $3,268 and a subsequent payment of $3,268 five business days after the receipt by the Company of written confirmation from the U.S. Securities and Exchange Commission that the Company’s registration statement under the Securities Act of 1933 has become effective.  Thereafter, the option renews annually at the discretion of the Company requiring annual payments and minimum expenditures by the Company.  Based on the exploration results as of September 30, 2002, the Company will not be committing any further funds to explore the property.

Since the Company determined that the existence of a commercially viable mineral deposit was lower than anticipated, the amounts paid for the option and its exploration have been expensed in the period paid.

NOTE 6.  INVESTMENTS

The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.  For the period ended September 30, 2002 the Company’s Investments in equities decreased from $750 to $150 resulting in an unrealized loss of $600 for the period.  The stock was de-listed and the Company does not expect to recover the investment made.

NOTE 7.  NOTES RECEIVABLE

On August 7, 2002, the Company loaned a former director, who is seeking new exploration possibilities for the Company, $10,000 at a rate of 7% compounded monthly.  Payments were to begin May 1, 2003 at $500 per month until completion.  The interest to date has been accrued and recorded as Interest Receivable for the period ended September 30, 2002.  Subsequent to the preparation to these financial statements the loan was repaid.

#

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our plan of operation, financial condition and results of operations should be read in conjunction with the Financial Statements and Notes to those financial statements for the three months ended September 30, 2002.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Quarterly Report.

PLAN OF OPERATION

The property in which we held a right to acquire an interest as at September 30, 2002 was considered in the exploration stage only.  Therefore, we have not had revenues from operations since our inception and have no regular cash flow.  We are, thus, dependent on raising funds through the issuance of our shares in order to undertake further exploration, finance further acquisitions and meet general and administrative expenses in the long-term.  It is possible that we will be unsuccessful in raising the required financings.

On September 17, 2002, we announced the results of an on-site geological evaluation of our French Claim Property.  The purpose of the field review was to provide an assessment of the viability of undertaking the additional exploration work outlined in the property option agreement for the Phase One program.  The exploration target at the French Claim Property is a copper-molybdenum +/- gold +/- silver deposit.  The analytical results from our preliminary exploration program at the French Claim Property were considerably lower than anticipated.  Based on the results received and the present difficulty in financing for copper-molybdenum porphyry exploration, we decided, subsequent to the end of the period, not to proceed with the acquisition of the French Claim Property.

We do not expect our current cash reserves to satisfy our cash requirements for the next twelve months and, as a result, we will need to raise additional funds in the next twelve months.  Accordingly, there is substantial doubt about our ability to continue as a going concern.

We do not expect to purchase or sell any plants and/or significant equipment.  We do not expect any significant changes in our number of employees.

LIQUIDITY AND CAPITAL RESOURCES

To date, virtually all funding for our acquisition of and expenditures on our resource property and ongoing operations has come from the issuance of our common stock.

While we no longer have an interest in any mineral exploration property, when we did hold an interest in the French Claim Property, we were in the exploration stage and therefore have no regular cash flow. We are, therefore, dependent on raising funds by the issuance of shares in order to finance further acquisitions, undertake the exploration program of any mineral property which we might acquire in the future, and meet general and administrative expenses in the long-term. Moreover, even if the results of any exploration is encouraging, we will require additional funds through the sale of equity or debt securities, other borrowings or possibly a joint venture to further explore any property which we might acquire in the future.

We plan to raise additional capital, if necessary, through private placements and/or borrowings, although we have no currently identified and available sources of funds. There is no assurance that we will be successful in raising additional financing.  We do not expect our current cash reserves to satisfy our cash requirements for the next twelve months.  Accordingly, there is substantial doubt about our ability to continue as a going concern.

Since we have no regular cash flow, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at September 30, 2002, we had working capital of $23,400.  We had no bank loans as at September 30, 2002.  Our future financial success will be dependent on our ability to acquire a meritorious mineral property, followed by the success of our exploration program thereon.  Such exploration may take years to complete and future cash flows, if any, are difficult to determine with any certainty.  The realization value of any mineralization discovered by us is largely dependent on factors beyond our control such as the market value of the metals produced, mining regulations in Canada and foreign exchange rates.

We have no capital commitments for the next twelve months.

RESULTS OF OPERATIONS

For the quarters and ended September 30, 2002 and 2001

For the quarter ended September 30, 2002, we had a net loss of $37,686 compared to a net loss of $20,188 for the quarter ended September 30, 2001, respectively, an increased loss of $17,498.  We have not had any revenues from operations since our inception.  The substantially increased loss for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 can be attributed to legal and professional expenses of $29,530 incurred for the quarter ended September 30, 2002, as compared to legal and professional expenses of $8,950 incurred during the quarter ended September 30, 2001.  During the quarter ended September 30, 2002, we advanced a loan bearing interest at a rate of 7% per annum to a former director who is seeking exploration opportunities for us.  The loan was to be repaid at $500 per month beginning May 1, 2003 until paid and was to be applied against any finder’s fee to be received in respect of any exploration asset acquired by us through the introduction of this person.  The loan was repaid in full subsequent to September 30, 2002.

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

Item 2. Changes in Securities and Use of Proceeds.

During the quarter ended September 30, 2002, we did not sell any securities without registration under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)

Not Applicable.

(b)

A Form 8-K was filed by us for the quarter ended September 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

December 3, 2002

GLOBAL-TECH CAPITAL CORP.

By:

________________________

Michael Mitsiadis, President

  and Chief Financial Officer