Form 10QSB
period 2003-01-29
GLOBAL-TECH CAPITAL CORP
filed 2003-01-29
CIK 1083661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

ý

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

12,151,400 shares of common stock outstanding as of January 23, 2002

Transitional Small Business Disclosure Format (Check One):  Yes[__]  No [X]

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

We have reviewed the accompanying balance sheets of the Global-Tech Capital Corp. (a Nevada corporation in the Exploration stage) as of December 31, 2002 and December 31, 2001, and the related statements of operations, changes in shareholders’ equity and cash flows for the periods from July 21, 1998 (Date of Inception) through December 31, 2002, October 1 through December 31, 2001 and 2002 and July 1, through December 31, 2001 and 2002, in accordance with standards established by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the Company’s management.

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

Staten Island, New York

February 1, 2003.

Global -Tech Capital Corp., Inc.

(An Exploration Stage Company)

Balance Sheet

Assets

	December 31, 2002	December 31, 2001

Current Assets:
Cash & Cash Equivalents	$ 18,228	$ 2,693
Investment in Equities	2	150

Total Current Assets	18,230	2,843

Total Assets	$ 18,230	$ 2,843

Liabilities And Shareholders’ Equity
Total Liabilities
Shareholders’ Equity:
Common stock, $.001 par value, 200,000,000 shares Authorized, 12,151,400 shares issued and outstanding	$ 12,151	$ 10,151
Additional Paid in Capital	176,349	78,349

Total Stockholders’ Equity	188,500	88,500

Loss accumulated during the Exploration stage	(170,270)	(85,657)

Total Shareholders’ Equity	18,230	2,843

Total Liabilities and Shareholders’ Equity	$ 18,230	$ 2,843

Global -Tech Capital Corp., Inc.

(An Exploration Stage Company)

Statement of Operations

				From Inception
	Three Months Ended		Six Months Ended	July 21, 1998 to
	December 31,		December 31,	December 31,
	2002	2001	2002	2001	2002
Income:
Unrealized Gain/(Loss) on Investments	$ (148)	$ 6,639	$ (748)	$ (3,911)	$ (21,348)
Realized Gain/(Loss) on Investments	-	(8,519)	-	(8,519)	(8,519)
Interest	-	-	-	-	10
Total Income	148	(1,880)	(748)	(12,430)	(29,857)

Expenses:
Option Contract	-	-	-	-	6,536
Exploration Expenses	-	-	6,178		6,178
Office	859	230	1,348	421	4,410
Legal & Professional	1,595	6,575	31,125	15,526	116,865
Rent	2,500		2,500		2,500
Bank Charges	68	20	196	96	568
Taxes & State Fees	-	-	760	420	3,356
Total Expenses	5,022	6,825	42,107	16,463	140,413

Loss Accumulated During The Exploration Stage	$ (5,170)	$ (8,705)	$ (42,855)	$ (28,893)	$ (170,270)

Loss per Common Share	$ (.0004)	$ (.0009)	$ (.0035)	$ (.0028)	$ (.0140)
Weighted Average of Common Shares Outstanding	12,151,400	10,151,400	12,151,400	10,151,400	12,151,400

See Accompanying Notes to Financial Statements

Global -Tech Capital Corp., Inc.

(An Exploration Stage Company)

Statement of Changes in Shareholders’ Equity

Common Stock			Loss Accumulated
	Shares	Par Value	Additional Paid In Capital	During the Exploration Stage	Total

Balance, June 30, 2002	12,151,400	$ 12,151	$ 176,349	$ (127,415)	$ 61,085

For the period July 1, 2002 To December 31, 2002

Loss Accumulated During the Exploration Stage				(42,855)	(42,855)

Balance, December 31, 2002	12,151,400	$ 12,151	$ 176,349	$ (170,270)	$ 18,230

See Accompanying Notes to Financial Statements

Global -Tech Capital Corp., Inc.

(An Exploration Stage Company)

Statement of Cash Flows

					From Inception
	Three Months Ended		Six Months Ended		July 21, 1998 to
	December 31,		December 31,		December 31,
	2002	2001	2002	2001	2002

Cash Flows From Operating Activities:

Loss Accumulated During the Exploration Stage	$ (5,170)	$ (8,705)	$ (42,855)	$ (28,893)	$ (170,270)
Net (Increase) Decrease in Investment in Equities	148	3,850	(748)	14,400	(2)
Net (Increase) Decrease in Loan Receivable	10,000
Net (Increase) Decrease in Interest Receivable	117
Net (Increase) Decrease in Accounts Payable	(5,300)

Net Cash Used in Operating Activities	(205)	(4,855)	(42,107)	(14,493)	(170,272)

Cash Flow From Financing Activities:
Proceeds from issuance of common stock	-	-	-	-	188,500

Net Cash Provided By Financing Activities	-	-	-	-	188,500

Net Increase in Cash:	(205)	(4,855)	(42,107)	(14,493)	18,228

Cash, beginning of period	18,433	7,548	60,335	17,186	-
Cash, end of period	$ 18,228	$ 2,693	$ 18,228	$ 2,693	$ 18,228

		See Accompanying Notes to Financial Statements

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

The Company is an exploration stage company engaged in the location, acquisition and, if warranted, exploration of a mineral resource property.  The Company will require additional funds through the sale of equity or debt securities, other borrowings or possibly a joint venture to further explore any property.

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

Global -Tech Capital Corp., Inc.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3.  CAPITAL STOCK

The Company issued 2,000,000 shares at $.05 per share.  The shares were sold through the President and Directors of the Company and no compensation was paid to any person for the offer and sale of the shares.

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

There are presently outstanding 12,151,400 shares of the Company’s Common Stock.  10,151,400 shares were sold for relatively nominal consideration.  In contrast, the purchasers of the 2,000,000 shares are providing the Company with $100,000 of funding.  Purchasers of the shares will represent 16% of all Shares outstanding, although they have provided the major portion of the Company’s funding to date. The purchasers of the shares hereby would have no effective voice in the Company’s management and the Company would be controlled by the orignal stockholders.

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

NOTE 4.  INCOME TAXES

The Company has available at December 31, 2002 and 2001, $170,270 and $85,657 respectively of unused operating loss carry forwards that may be applied against future taxable income and expire in various years beginning 2019.

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

Global -Tech Capital Corp., Inc.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Based on the results of the Company’s preliminary exploration program, no further exploration of this property is expected and the Company does not option expect to renew the option contract.

NOTE 6.  INVESTMENTS

The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.  For the three months ended December 31, 2002 the Company’s Investments in equities decreased from $150 to $2, due to an unrealized loss in the current period of $148.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our plan of operation, financial condition and results of operations should be read in conjunction with the Financial Statements and Notes to those financial statements for the six months ended December 31, 2002.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Quarterly Report.

PLAN OF OPERATION

We formerly had the right to acquire an interest in a mineral exploration property known as the French Claim Property.  In October 2002 we elected not to proceed with the acquisition of the French Claim Property.

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

Since we have no regular cash flow, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at December 31, 2002, we had working capital of $18,230.  We had no bank loans as at December 31, 2002.  Our future financial success will be dependent on our ability to acquire a meritorious mineral property, followed by the success of our exploration program thereon.  Such exploration may take years to complete and future cash flows, if any, are difficult to determine with any certainty.  The realization value of any mineralization discovered by us is largely dependent on factors beyond our control such as the market value of the metals produced, mining regulations in Canada and foreign exchange rates.

We have no capital commitments for the next twelve months.

RESULTS OF OPERATIONS

For the quarters and the six months ended December 31, 2002 and 2001

For the quarter and the six months ended December 31, 2002, we had a net loss of $5,170 and $42,855, respectively, compared to a net loss of $8,705 and $28,893 for the quarter and the nine months ended March 31, 2001, respectively, an increased loss of $3,535 and $13,962, respectively.  We have not had any revenues from operations since our inception. The loss per share 0f $0.0009 for the quarter ended December 31, 2001 decreased to $0.0004 for the quarter ended December 31, 2002, while the loss per share of $0.0028 for the six months ended December 31, 2001 increased to $0.0035 per share for the six months ended December 31, 2002,

The increased loss for the six months ended December 31, 2002 as compared to the six months ended December 31, 2001 can be attributed to the fact that in the quarter and the six months ended December 31, 2002, we did not incur any realized loss on investments as compared to a realized loss on investment of $8,519 for quarter and the six months ended December 31, and an unrealized loss on investments of $148 and $748 for the quarter and the six months ended December 31, 2002, respectively, as compared to an unrealized gain on investments of $6,639 and an unrealized loss on investment of $3,911 and an in the quarter enedand the nine months ended March 31, 2001 $4,046 for the quarter and the nine months ended March 31, 2002, respectively.  In addition, we incurred legal and professional expenses of $1,595 and $31,125 for the quarter and the six months ended December 31, 2002, respectively, as compared to legal and professional expenses of $6,575 and $15,526 for the quarter and the six months ended December 31, 2001, respectively.  In addition, we incurred property option agreement costs of nil and $6,178 for the quarter and six months ended December 31, 2002, respectively, but did not incur any costs in connection with the property option agreement in either the quarter or the six months ended December 31, 2001.

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

(a)

Not Applicable.

(b)

A Form 8-K was filed by us for the quarter ended December 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

January 27, 2003

GLOBAL-TECH CAPITAL CORP.

By:

________________________

Michael Mitsiadis, President

  and Chief Financial Officer