Form 10QSB
period 2003-03-31
GLOBAL-TECH CAPITAL CORP
filed 2003-05-08
CIK 1083661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

12,151,400 shares of common stock outstanding as of May 6, 2002

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

We have reviewed the accompanying balance sheets of the Global-Tech Capital Corp. (a Nevada corporation in the Exploration stage) as of March 31, 2003 and March 31, 2002, and the related statements of operations, changes in shareholders’ equity and cash flows for the periods from July 21, 1998 (Date of Inception) through March 31, 2003 and January 1 through March 31, 2002 and 2003 and the period from July 1 through March 31, 2002 and 2003, in accordance with standards established by the American Institute of Certified Public Accountants.  All information included in these financial statements are the representation of the Company’s management.

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

/s/  Richard M. Prinzi Jr.

Staten Island, New York

May 5, 2003.

Global -Tech Capital Corp., Inc.

(An Exploration Stage Company)

Balance Sheet

Assets
	March 31 2003	March 31 2002
Current Assets:
Cash & Cash Equivalents	$ 11,449	$ 1,162
Investment in Equities	225	15

Total Current Assets	11,674	1,177

Total Assets	$ 11,674	$ 1,177

Liabilities And Shareholders’ Equity

Current Liabilities:

Option Contract Payable	$ 0	$ 3,268

Total Liabilities	0	3,268

Shareholders’ Equity:
Common stock, $.001 par value, 200,000,000 shares Authorized, 12,151,400 shares issue & outstanding	12,151	10,151

Additional Paid in Capital	176,349	78,349

Total Stockholders’ Equity	188,500	88,500

Loss accumulated during the Exploration stage	(176,826)	(90,591)

Total Shareholders’ Equity	11,674	(2,091)

Total Liabilities and Shareholders’ Equity	$ 11,674	$ 1,177

See Accompanying Notes to Financial Statements

Global -Tech Capital Corp., Inc.

(An Exploration Stage Company)

Statement of Operations

					From inception
	Three Months Ended		Nine Months Ended		July 21, 1998 to
	March 31,		March 31,		March 31,
	2003	2002	2003	2002	2003
Income:
Unrealized Gain or (Loss) on Investments	$ 223	$ (135)	$ (525)	$ (4,046)	$ (21,125)
Realized Gain or (Loss) on Investments	-	-	-	(8,519)	(8,519)
Interest	-	-	-	-	10
Total Income	223	(135)	(525)	(12,565)	(29,634)

Expenses:
Option Contract	-	3,268	-	3,268	6,536
Office	2,805	-	6,653	421	9,714
Legal & Professional	3,464	1,515	40,767	17,041	126,507
Bank Charges	52	16	248	112	621
Taxes & State Fees	458	-	1,218	420	3,814
Total Expenses	6,779	4,799	48,886	21,262	147,192

Loss Accumulated During The Exploration Stage	$ (6,556)	$ (4,934)	$ (49,411)	$ (33,827)	$ (176,826)

Loss per Common Share	$ (.0005)	$ (.0005)	$ (.0041)	$ (.0033)	$ (.0146)
Weighted Average of Common Shares Outstanding	12,151,400	10,151,400	12,151,400	10,151,400	12,151,400

See Accompanying Notes to Financial Statements

Global -Tech Capital Corp., Inc.

(An Exploration Stage Company)

Statement of Changes in Shareholders’ Equity

	Common	Stock		Loss Accumulated
	Shares	Par Value	Additional Paid In Capital	During the Exploration Stage	Total

Balance, June 30, 2002	12,151,400	$ 12,151	$ 176,349	$ (127,415)	$ 61,085

For the period July 1, 2002 To March 31 2003

Loss Accumulated During the Exploration Stage				(49,411)	(49,411)
Balance, March 31 2003	12,151,400	$ 12,151	$ 176,349	$ (176,826)	$(11,674)

See Accompanying Notes to Financial Statements

Global -Tech Capital Corp., Inc.

(An Exploration Stage Company)

Statement of Cash Flows

					From Inception
	Three Months Ended		Nine Months Ended		July 21, 1998 to
	March 31,		March 31,		March 31,
	2003	2002	2003	2002	2003
Cash Flows From Operating Activities:
Loss Accumulated During the Exploration Stage	$ (6,556)	$ (4,934)	$ (49,411)	$ (33,827)	$ (176,826)
Net (Increase) Decrease in Invest in Equities	(223)	135	525	14,535	(225)
Net Increase (Decrease) in Option Contract Payable	-	3,268	-	3,268	-

Net Cash Used in Operating Activities	(6,779)	(1,531)	(48,886)	(16,024)	(177,051)

Cash Flow From Financing Activities:
Proceeds from issuance of common stock	-	-	-	-	188,500

Net Cash Provided By Financing Activities		-		-	188,500

Net Increase (decrease) in Cash:	(6,779)	(1,531)	(48,886)	(16,024)	11,449

Cash, beginning of period	18,228	2,693	60,335	17,186	-
Cash, end of period	$ 11,449	$ 1,162	$ 11,449	$ 1,162	$ 11,449

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

Utilization of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

Global -Tech Capital Corp., Inc.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Utilization of Estimates (continued)

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Net Income Per Common Share

Net income per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive.

NOTE 3.  CAPITAL STOCK

In fiscal year 2002, the Company issued 2,000,000 shares at $.05 per share.  The shares were sold through the President and Directors of the Company and no compensation was paid to any person for the offer and sale of the shares.

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

NOTE 4.  INCOME TAXES

The Company has available at March 31, 2003 and March 31, 2002, $176,826 and $66,325 respectively of unused operating loss carry forwards that may be applied against future taxable income and expire in various years beginning 2019.

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

NOTE 6.  INVESTMENTS

The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.  For the three months ended March 31 2003 the Company’s Investments in equities increased from $2 to $225 resulting in an unrealized gain of $223 for the period.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our plan of operation, financial condition and results of operations should be read in conjunction with the Financial Statements and Notes to those financial statements for the nine months ended March 31, 2003.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Quarterly Report.

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

Since we have no regular cash flow, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at March 31, 2003, we had working capital of $11,674.  We had no bank loans as at March 31, 2003.  Our future financial success will be dependent on our ability to acquire a meritorious mineral property, followed by the success of our exploration program thereon.  Such exploration may take years to complete and future cash flows, if any, are difficult to determine with any certainty.  The realization value of any mineralization discovered by us is largely dependent on factors beyond our control such as the market value of the metals produced, mining regulations in Canada and foreign exchange rates.

We have no capital commitments for the next twelve months.

RESULTS OF OPERATIONS

For the quarters and the nine months ended March 31, 2003 and 2002

For the quarter and the nine months ended March 31, 2003, we had a net loss of $6,556 and $49,441, respectively, compared to a net loss of $4,934 and $33,827 for the quarter and the nine months ended March 31, 2002, respectively, an increased loss of $1,622 and $15,614, respectively.  We have not had any revenues from operations since our inception. The loss per share was $0.0005 for both the quarter ended March 31, 2002 and the quarter ended March 31, 2003, while the loss per share of $0.0033 for the nine months ended March 31, 2002 increased to $0.0041 per share for the nine months ended March 31, 2003.

The increased loss for the nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002 can be attributed primarily to legal and professional expenses of $40,767 incurred in the nine months ended March 31, 2003 as compared to legal and professional expenses of $17,041 incurred in the nine months ended March 31, 2002.  In addition, we incurred office costs of $2,805 and $6,653 for the quarter and the nine months ended March 31, 2003, respectively, as compared to office costs of $0 and $421 for the quarter and the nine months ended March 31, 2002, respectively.

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

Item 2. Changes in Securities and Use of Proceeds.

During the quarter ended March 31, 2003, we did not sell any securities without registration under the Securities Act of 1933, as amended.

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

Date:

May 7, 2003

GLOBAL-TECH CAPITAL CORP.

/s/ Michael Mitsiadis

By:

________________________

Michael Mitsiadis, President

 and Chief Financial Officer