Form 10QSB/A
period 2003-05-08
GLOBAL-TECH CAPITAL CORP
filed 2003-06-12
CIK 1083661

Exhibit 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Quarterly Report of Global Tech Capital Corp. (the “Company”) on Form 10-QSB for the period ended March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  May 8, 2003

     “Michael Mitsiadis”

Michael Mitsiadis

President and Chief Executive Officer