Form 10KSB
period 2003-06-30
GLOBAL-TECH CAPITAL CORP
filed 2003-09-03
CIK 1083661

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended June 30, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Transition Period from __________ to

Commission File Number 333-69414


                   GLOBAL-TECH CAPITAL CORP.
              ------------------------------------
         (Name of small business issuer in its charter)


            Nevada                            98-0191489
      ------------------                 -------------------
(State or other jurisdiction of     (I.R.S. employer identification
incorporation or organization)                  number)


    2000 1055 W Hastings St
    Vancouver, B.C., Canada                 V6E 2E9
  ---------------------------              ----------
(Address of principal executive            (Zip code)
           offices)


Issuer's telephone number: (480)229.3668


Securities Registered Pursuant to Section 12(b) of the Act: NONE





      --------------------------------------------------

      --------------------------------------------------

Securities Registered Pursuant to Section 12(g) of the Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes   [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act.): $8,132,900 as at June 30, 2003 based on the closing price of the Company's stock traded on the OTCBB.

The number of shares outstanding of each of the issuer's classes of common equity, as of August 26, 2003, was 12,151,400.

               DOCUMENTS INCORPORATED BY REFERENCE

                              None

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


PART I                                                                       3
 ITEM 1.  BUSINESS.                                                          3
 ITEM 2.  DESCRIPTION OF PROPERTY                                            5
 ITEM 3.  LEGAL PROCEEDINGS                                                  6
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                6
PART II                                                                      6
 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           6
 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          7
 ITEM 7.  FINANCIAL STATEMENTS                                               8
 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                          19
PART III                                                                    19
 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                 19
 ITEM 10.  EXECUTIVE COMPENSATION                                           20
 ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS    20
 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   21
 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                 21
 ITEM 14.  CONTROLS AND PROCEDURES                                          22
SIGNATURES                                                                  23

                   FORWARD LOOKING STATEMENTS

     This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

                             PART I

                       ITEM 1.  BUSINESS.

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

     In August 2002, we initiated Phase I our proposed exploration program. We carried out an initial field evaluation to assess the viability of undertaking additional exploration work to complete Phase I of the proposed exploration program and the implementation of Phase II.

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

     Subsequent to determining not to proceed with the proposed acquisition of the French Claim Property, we reached an agreement in principle with IVI Smart Technologies, Inc. ("IVI") whereby we would acquire from IVI all of IVI's rights to a biometric payment system known as "TransactionALL." The agreement in principle contemplated the issuance to IVI of that number of shares as will equal 90% of our common stock on closing. This agreement in principle was subject to a number of conditions, including but not limited to, due diligence and the negotiation and execution of a formal agreement. The agreement was not consummated and has been abandoned.

     During August 2003, we entered into a non binding letter of intent to acquire Source Direct, Incorporated, a private Idaho company subject to the approval of our shareholders. If the transaction is completed it will result in a change of control to the shareholders of Global-Tech and a change of management to persons designated by Source Direct. At the completion of the acquisition, we will also change our company name to Source Direct, Inc. The terms of the acquisition are still subject to negotiations, and there can be no assurance that we will be able to consummate this proposed transaction.

     Source Direct is a development stage cleaning technology company that has developed two products called Simply Wow, an all-purpose cleaner that is purported to effectively clean any
washable  surface, and Stain Pen, a portable spot remover.   Both
of these products are believed to be biodegradable, non-toxic and environmentally safe.

     We are currently in the process of conducting due diligence with respect to Source Direct and its products, as well as negotiating the terms of a definitive acquisition agreement. However, there is no assurance that the proposed acquisition will be completed. However, if completed, it will result in not only a significant dilution to the current shareholders of our common stock but also in a change of control.

Risks Related to Our Business, Property and Industry

     Our business is characterized by a number of risks which are set forth below.

We have a limited operating history

     We were formed in 1998, but have yet to commence our planned principal operations. As at June 30, 2003, we had incurred cumulative losses from inception in the amount of $183,907 of which $56,492 were incurred for the period of July 1, 2002 through June 30, 2003. We have not declared or paid dividends since then and do not anticipate doing so in the foreseeable future. We are subject to risks inherent in the establishment of a new business enterprise including limited capital resources, possible delays in the exploration of our property, and possible cost overruns. If we are not able to address these events, should they occur, we may have to curtail or suspend our operations.

If  the proposed transaction with Source Direct, Inc. closes, the
shareholders   of  our  common  stock  will  suffer   significant
dilution.

     We have entered into a letter of intent contemplating a stock-for-stock exchange with Source Direct, Inc. The agreement in principle considers the issuance of 1.5 shares of our common stock for every one share of stock of Source Direct. Such an issuance of common stock will result in significant dilution to the shareholders of our common stock. This agreement in principle is subject to due diligence and the negotiation and execution of a formal agreement. There is no assurance that this acquisition will be consummated.

Our short and long term liquidity and capital resources are uncertain which may prevent us from continuing our operations in the future.

     We have no history of earnings or cash flow from our present operations. The only present source of funds available to us is through the sale of equity or debt securities or other borrowings. It is possible that no additional working capital will be available for our operations from such other sources as equity offerings or borrowings or a combination thereof. Failure to obtain such additional capital, if needed, may cause us to cease our operations.

If we are unable to replace our formerly held mineral exploration property or find a suitable new line of business, the company could be forced to cease operating.

     If we are unable to replace our mineral exploration activities or develop other lines of business in which it can operate successfully, we might have to go out of business, which would result in shareholders losing the value of their investment in our common stock. While we have reached an agreement in principle to acquire a development-stage cleaning technology company, the acquisition is subject to due diligence and the negotiation and execution of a formal agreement. There is no assurance that the acquisition will be consummated or, if consummated, will result in a successful business operation.

Our executive officers devote only a limited amount of time to our business activities.

     Messrs. Michael Mitsiadis and David Mallo, our executive officers, are engaged in other business activities and devote only a limited amount of their time (approximately 25% by Mr. Mitsiadis and 10% by Mr. Mallo) to our business. As we expand our activities, a need for full time management may arise. In such an event, should Messrs. Mitsiadis and Mallo be unwilling to dedicate more of their time to our business or fail to hire additional personnel, our business and results of operations would suffer a material adverse effect. Additionally, is the contemplated acquisition of Source Direct is consummated, Messrs. Mitsiadis and Mallo will be replaced with new management.

We have no sources of operating cash flow and we may be unable to meet our additional funding requirements.

     We have no source of operating cash flow. We have limited financial resources. Specifically, as at June 30, 2003 we had cash and cash equivalents totaling $4,593. It is possible that if additional funding were needed, it would not be available to us on terms and conditions acceptable to us. Failure to obtain such additional financing could result in our ceasing to operate.

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

     It is possible that due to our management's limited experience in managing a public company, we will be unable to effectively manage the expansion of our future operations, that our systems, procedures or controls will not be adequate to support our operations or that our management will be unable to achieve the rapid execution necessary to fully exploit the market opportunity for our products and services. Any inability to manage growth effectively could hinder our future success.


                ITEM 2.  DESCRIPTION OF PROPERTY

Description of Property

     We currently occupy space rent-free in the residence of Mr. Mitsiadis, our President, on a month-to-month basis and are provided with access to telephone, fax and copy services without cost on equipment owned by Mr. Mitsiadis at an estimated value of CAN$100 (approximately US$66) per month. We expect to continue to utilize this space until the time when our operations require the hiring of additional personnel. We believe that the value estimated for the use of the space and equipment is comparable to rates payable to third parties negotiated at arms length for comparable space. We will not reimburse Mr. Mitsiadis for the use of this space and equipment. Therefore, due to the immaterial amount, no disclosure has been made in the financial statements. If the proposed acquisition of Source Direct is completed, our arrangement with Mr. Mitsiadis will be terminated.

Investment Policies

     Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

                   ITEM 3.  LEGAL PROCEEDINGS

     We are not currently involved in any legal proceedings nor do we have knowledge of any threatened litigation.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not hold a shareholders meeting during the year ended
June 30, 2003, thus there was no vote of securities holders.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is currently traded on the Over-the-Counter Bulletin Board under the stock ticker symbol "GLTC." The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions.

                                              Common Stock
                PERIOD                     HIGH          LOW
----------------------------------------------------------------------
Calendar Year ended June 30, 2003
First Quarter ended 9/30/02               $0.70         $0.70
Second Quarter ended 12/31/02             $0.70         $0.70
Third Quarter ended 3/31/03               $0.70         $0.70
Fourth Quarter ended 6/30/03              $0.70         $0.70

     As of August 28, 2003, we had 61 shareholders of record.

     There is currently no common equity that is being or is proposed to be publicly offered by the Company, the offering of which could have a material effect on the market price of the issuer's common equity.

Dividends

     We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Securities  Authorized  for  Issuance Under  Equity  Compensation Plans

     The following table provides the following information as of June 30, 2003, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

    1. The number of securities to be issued upon the exercise of outstanding options, warrants and rights (column (a));
    2. The weighted-average exercise price of the outstanding options, warrants and rights (column (b)); and
    3. Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan (column (c)).

                                  Number of       Weighted        Number of
                                Securities to      average       securities
                                  be issued       exercise        remaining
                                upon exercise     price of      available for
                                      of         outstanding       future
                                 outstanding      options,        issuance
                                   options,     warrants and
                                 warrants and      rights
    Plan Category                   rights
------------------------------------------------------------------------------
                                     (a)            (b)            (c)
Equity compensation plans             -              -              -
approved by security holders

Equity compensation plans             -              -              -
not approved by security
holders

Total                                 -              -              -

    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

     The following discussion of our financial condition and results of operations should be read in conjunction with the Audited Financial Statements and Notes to those financial statements included in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to, those discussed under "Risk Factors" and elsewhere in this Annual Report.

Plan of Operation

     The property, in which we hold a right to acquire an interest in, is considered to be an exploration stage property, and therefore, we derive no income from it. Since our inception, we have not had any cash flow. We are therefore wholly dependent on raising funds through the sale of new shares. It is possible that we will be unsuccessful in raising the required financings to meet general and administrative expenses in the long-term.

     The property was the subject of a geological report which recommended that we carry out a four phase program of exploration. Phase I would consist of geological mapping of the entire property as well as prospecting and soil sampling, at an estimated cost of CAN $50,000 (approximately US$33,000). We implemented Phase I of the proposed program in August of 2002. The initial results were disappointing and in 2002 our Board of Directors concluded, in part, based on the initial results and the current conditions in the resource industry, not to proceed with the acquisition of the French Claim Property. Instead our Board of Directors resolved that we seek other properties or business opportunities.

     We believe that our cash on hand as of June 30, 2003 is not sufficient to continue operations for the next at least 12 months without significant additional capital infusions. We expect our current cash reserves to satisfy our cash requirements for the next two months. Accordingly, we will need to raise additional funds immediately. There can be no assurance that we will be able to secure additional funds in the future to stay in business.

     We currently do not own any significant plant or equipment that we would seek to sell in the near future nor do we expect to purchase any plants and/or significant equipment.

     Our management does not anticipate the need to hire full- or part-time employees over the next 12 months, as the services provided by our officers and directors appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by a few individuals.

Liquidity and Capital Resources

     It is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As at June 30, 2003, we had working capital of $5,868. We had no bank loans as at June 30, 2003. Our future financial success will be dependent on our ability to replace our mineral exploration activities or develop other lines of business.

     To date, virtually all funding for acquisition of and expenditures on our formerly held resource property and ongoing operations has come from the sale of common stock.

     We have no regular cash flow. We are, therefore, dependent on raising funds by the sale of our common stock in order to meet general and administrative expenses in the long-term. In the fiscal year ended June 30, 2003, there were no additional funds raised. We plan to raise additional capital through private placements and/or borrowings. We have not identified any available sources of funds. There is no assurance that we will be successful in raising additional funds.

     Since we have determined not to proceed with the acquisition of the French Claim Property or its continued exploration, our capital commitments for the next twelve months consist of general and administrative expenses. We expect that our capital requirements will be met by additional fundraising. However, we have not identified any available sources of funds.

Results of Operations for the Years Ended June 30, 2003 and 2002

     For the year ended June 30, 2003, we had a net loss of $56,492 compared to a net loss of $70,651 for the year ended June 30, 2002, a decreased loss of $14,159 or 20%. The loss per share of $.007 for the year ended June 30, 2002 decreased to $.0046 per share for the year ended June 30, 2003, as we have not had any revenues from operations since our inception.

     The decreased loss for the year ended June 30, 2003 can be directly attributed to the reduction in legal and professional fees from $52,241 for the year ended June 30, 2002 to $39,608 for the year ended June 30, 2003. Legal and professional fees were higher for the year ended June 30, 2002 as a result of the preparation and filing of our registration statement and periodic report that year. In addition, the company did not incur a realized loss on investments for the year ended June 30, 2003 as compared to incurring a realized loss on investments of $8,519 for the year ended June 30, 2002. The company did, however, incur exploration expenses of $6,178 for the year ended June 30, 2003 and incurred none for the year ended June 30, 2002

                 ITEM 7.  FINANCIAL STATEMENTS

     The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

                                                          PAGE

Index to Financial Statements                             F-1
Independent Auditor's Report                              F-2
Balance Sheets                                            F-3
Statements of Operations                                  F-4
Statements of Changes in Shareholders' Equity             F-5
Statements of Cash Flows                                  F-6
Notes to Financial Statements                             F-7

                Global -Tech Capital Corp., Inc.
                 (An Exploration Stage Company)

                  Index To Financial Statements



                                                         Page
                                                         ----

Report of Independent Public Accountant                    2

Financial Statements:

Balance Sheets                                             3

Statements of Operations                                   4

Statements of Changes in Shareholders' Equity              5

Statements of Cash Flows                                   6

Notes to Financial Statements                           7 to 10
















                            -9-  F-1





                     Richard M. Prinzi, Jr.
                   Certified Public Accountant
                          8403 7th Ave
                       Brooklyn, NY 11228
                         (718) 748-2300

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

To The Board of Directors Global-Tech Capital Corp.:

I have audited the accompanying balance sheets of Global-Tech Capital Corp. (a Nevada corporation in the Exploration stage) as of June 30, 2003 and June 30, 2002, and the related statements of operations, changes in shareholders' equity and cash flows for the periods from July 1, 2002 through June 30, 2003, July 1, 2001 to June 30, 2002 and July 21, 1998 (date of Inception) through June 30, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global-Tech Capital Corp. as of June 30, 2003 and June 30, 2002, and the related statements of operations, changes in shareholders' equity and cash flows for the periods from July 1, 2002 through June 30, 2003, July 1, 2001 to June 30, 2002 and
July 21, 1998 (date of Inception) through June 30, 2003 in conformity with generally accepted accounting principles.

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

/s/ Richard M. Prinzi, Jr.
----------------------------
Brooklyn, New York
September 15, 2003






                            -10-  F-2





                 Global-Tech Capital Corp., Inc.
                 (An Exploration Stage Company)

                         Balance Sheets

                                 Assets
                                                           June 30,   June 30,
                                                             2003       2002
                                                         ---------------------
Current Assets:
  Cash & Cash Equivalents                                   $5,868    $60,335
  Investment in Equities                                       225        750
                                                         ---------------------

    Total Current Assets                                     6,093     61,085
                                                         ---------------------

    Total Assets                                            $6,093    $61,085
                                                         =====================

                  Liabilities and Shareholders' Equity


Current Liabilities:
  Accrued Expenses                                          $1,500    $     -
                                                         ---------------------

    Total Liabilities                                        1,500          -
                                                         ---------------------
Shareholders' Equity:
  Common stock, $0.001 par value, 200,000,000 shares
    authorized, 12,151,400 shares issued and outstanding   $12,151    $12,151
  Additional Paid in Capital                               176,349    176,349
                                                         ---------------------

    Total Stockholders' Equity                             188,500    188,500


Loss accumulated during the Exploration stage             (183,907)  (127,415)
                                                         ---------------------

    Total Shareholders' Equity                               4,593     61,085
                                                         ---------------------

    Total Liabilities and Shareholders' Equity              $6,093    $61,085
                                                         =====================



         See Accompanying Notes to Financial Statements






                            -11-  F-3





                 Global-Tech Capital Corp., Inc.
                 (An Exploration Stage Company)

                     Statement of Operations

                               For the period      For the         For the
                               July 21, 1998       period           period
                                 (Date of        July 1, 2002    July 1, 2001
                                Inception)         To June          To June
                                  To June         30, 2003         30, 2002
                                 30, 2003
                              ------------------------------------------------
Income:
  Unrealized Loss on             $(21,125)         $(525)        $(3,311)
  Investments
  Realized Loss on                 (8,519)              -         (8,519)
  Investments
  Interest                             10              -               -
                              ------------------------------------------------
    Total Income                  (29,634)          (525)        (11,830)

Expenses:
  Option Contract                   6,536              -           3,268
  Exploration Expenses              6,178          6,178               -
  Office                            5,495          4,045           1,125
  Legal & Professional            125,348         39,608          52,241
  Rent                              2,500          2,500               -
  Bank Charges                        683            311             156
  Exchange Fees                     2,524            913           1,611
  Taxes & State Fees                5,009          2,412             420
                              ------------------------------------------------
    Total Expenses                154,273         56,967          58,821
                              ------------------------------------------------
Loss Accumulated During The
Exploration Stage               $(183,907)      $(56,492)       $(70,651)
                              ================================================
Loss per Common Share             $(.0151)       $(.0046)        $(.0070)
Weighted Average of Common    ================================================
Shares Outstanding              12,151,400     12,151,400      10,151,400
                              ================================================



         See Accompanying Notes to Financial Statements





                            -12-  F-4





                 Global-Tech Capital Corp., Inc.
                 (An Exploration Stage Company)

          Statement of Changes in Shareholders' Equity

                                                                        Loss
                                                                      Accumulated
                                                         Additional   During the
                                    Common Stock           Paid In    Exploration
                                 Shares     Par Value      Capital      Stage        Total
                           ------------------------------------------------------------------

For the period July 21,
1998 (date of inception)
Through June 30, 2002
------------------------

Issuance of stock             10,151,400      $10,151      $78,349                   $88,500

Issuance of stock              2,000,000        2,000       98,000                   100,000

Loss Accumulated During
the Exploration Stage                                                 $(127,415)   $(127,415)
                           ------------------------------------------------------------------

Balance, June 30, 2002        12,151,400       12,151      176,349     (127,415)      61,085


For the period July 1,
2002 To June 30, 2003
------------------------

Loss Accumulated During
the Exploration Stage                                                   (56,492)     (56,492)
                           ------------------------------------------------------------------

Balance, June 30, 2003        12,151,400      $12,151     $176,349    $(183,907)      $4,593
                           ==================================================================



         See Accompanying Notes to Financial Statements






                            -13-  F-5





                 Global-Tech Capital Corp., Inc.
                 (An Exploration Stage Company)

                     Statement of Cash Flows


                                               For the
                                               period
                                              July 21,         For the        For the
                                                1998           period          period
                                              (Date of         July 1,        July 1,
                                             Inception)         2002            2001
                                               To June         To June        To June
                                              30, 2003         30,2003        30,2002
                                             -------------------------------------------

Cash flows from operating activities:
   Loss Accumulated During
    the Exploration Stage                      $(183,907)     $(56,492)      $(70,651)
   Net increase in Accrued Expenses                1,500         1,500              -
   Net increase in Investment in Equities           (225)          525         13,800
                                             -------------------------------------------
    Net Cash Used in Operating Activities       (182,632)      (54,467)       (56,851)
                                             -------------------------------------------

Cash Flow From Financing Activities:
   Proceeds from issuance of common stock        188,500             -        100,000
                                             -------------------------------------------
    Net Cash Provided By Financing Activities    188,500             -        100,000
                                             -------------------------------------------

Net Increase in Cash:                              5,868       (54,467)        43,149
                                             -------------------------------------------
Cash, beginning of period                              -        60,335         17,186
                                             -------------------------------------------
Cash, end of period                               $5,868        $5,868        $60,335
                                             ===========================================



         See Accompanying Notes to Financial Statements







                            -14-  F-6





                 Global-Tech Capital Corp., Inc.
                 (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1. COMPANY INFORMATION

Global-Tech Capital Corp., ("The Company") was organized July 21, 1998, under the laws of the State of Nevada, as Global-Tech Capital Corp. The Company is currently in the exploration stage.
Management  has elected a June 30 year-end for the Company.   The
Company will be in the exploration stage until it raises the required capital and begins the development of the property.

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









                            -15-  F-7





                 Global-Tech Capital Corp., Inc.
                 (An Exploration Stage Company)

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

The stockholders prior to the public offering owned 10,151,400 of the outstanding shares of the Company's Common Stock for which a relatively nominal consideration was paid. In contrast, the purchasers of the IPO shares are providing the Company with $100,000 of funding. The purchasers of the IPO shares represent 16% of all Shares outstanding, although they provided the









                            -16-  F-8





                 Global-Tech Capital Corp., Inc.
                 (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

NOTE 3.  CAPITAL STOCK (Continued)
major portion of the Company's funding to date. The purchasers of
the  shares   hereby  have no effective voice  in  the  Company's
management  and  the  Company  is  controlled  by  the   original
stockholders.

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

NOTE 4.  INCOME TAXES

The  Company  has available at June 30, 2003 and June  30,  2002,
$183,907 and $127,415, respectively of unused operating loss carry forwards that may be applied against future taxable income and expire in various years beginning 2019.

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








                            -17-  F-9





                 Global-Tech Capital Corp., Inc.
                 (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6.  INVESTMENTS

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. For the year ended June 30, 2003 the Company's Investments in equities decreased from $750 to $225 resulting in an unrealized loss of $525 for the year. The stock was de-listed and the Company does not expect to recover the investment made.























                           -18-  F-10





    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     None-Not Applicable

                            PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
   PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth certain information with respect to each of our executive officers or directors.

   NAME            AGE        POSITION                  SERVING SINCE
------------------------------------------------------------------------
Michael Mitsiadis  45    President and Director       January 24, 2000

David Mallo        43    Secretary and Director        August 1, 2001


Directors, Executive Officers and Significant Employees

     Set forth below are summary descriptions containing the names of our directors and officers, all positions and offices held with us, the period during which such officer or director has served as such, and the business and educational experience of each during at least the last five years:

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

Board Committees

     We  currently have no compensation committee or other  board
committee   performing  equivalent  functions.   Currently,   all
members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last
Five Years

     No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

     No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

     No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

     No  director,  officer  or  significant  employee  has  been
convicted   of  violating  a  federal  or  state  securities   or
commodities law.

                ITEM 10.  EXECUTIVE COMPENSATION

Remuneration of Directors, Executive Officers and Significant
Employees

     We do not have employment agreements with our executive officers. We have yet to determine the appropriate terms needed for the creation of employment agreements for our officers. There has been no discussion with any of our officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. We plan to have these agreements completed by the beginning of the next year. We have no proposal, understanding or arrangement concerning accrued earnings to be paid in the future. In the meanwhile, none of our executive officers have been drawing salaries since they were appointed to their positions.

                                Summary Compensation Table

                       Annual Compensation                   Long-Term Compensation
                      ---------------------           -----------------------------------
Name and              Year    Salary   Bonus  Other   Restric  Securities   LTIP     All
Principal Position             ($)      ($)  Annual     ted    Underlying  Payouts  Other
                                             Compen    Stock    Options      ($)   Compen
                                             sation   Awards      (#)              sation
                                               ($)      ($)                          ($)

Michael Mitsiadis     2003      0        0      0        0         0         0        0
   President          2002      0        0      0        0         0         0        0
                      2001      0        0      0        0         0         0        0

  David Mallo         2003      0        0      0        0         0         0        0
   Secretary          2002      0        0      0        0         0         0        0
                      2001      0        0      0        0         0         0        0


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

Stock Option Plan And Other Long-term Incentive Plan

     We currently do not have existing or proposed option/SAR grants.

 ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
                             HOLDERS

Security Ownership of Management and Certain Beneficial Owners

     The  following table sets forth as of June 30, 2003  certain information  regarding  the beneficial ownership  of  our  common stock by:

     1. Each person who is known us to be the beneficial owner of more than 5% of the common stock,

     2.  Each of our directors and executive officers and

     3.  All of our directors and executive officers as a group.

     Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

Title of Class      Name and Address                   Amount and         % of
                    of Beneficial Owner                 Nature of        Class
                                                      Beneficial Owner
------------------------------------------------------------------------------
Common Stock   Michael Mitsiadis, President and         4,018,500(2)     33.1%
               Director(1)
Common Stock   David Mallo, Secretary and                   0               0%
               Director(1)

               Officers and Directors as a Group        4,018,500        33.1%

Footnotes:

  (1) The address of officers and directors in the table is c/o Global-Tech Capital Corp., P. O. Box 84037, Burnaby, B.C., V5A 4T9, Canada.
  (2) Includes 4,000,000 shares registered in the name of Westar Capital Corp., a British Columbia corporation controlled by Mr. Mitsiadis; Includes 9,000 shares registered in the name of Greg Mitsiadis, Mr. Mitsiadis' son; Includes 9,000 shares registered in the name of Chris Mitsiadis, Mr. Mitsiadis' son; Includes 500 shares registered in the name of Nicholas Mitsiadis, Mr. Mitsiadis' son; Does not include 490,000 shares registered in the name of Nancy Mitsiadis, Mr. Mitsiadis' mother, as to which Mr. Mitsiadis disclaims any direct or beneficial interest; Does not include 9,000 shares registered in the name of Kimon Mitsiadis, Mr. Mitsiadis' father, as to which Mr. Mitsiadis disclaims any direct or beneficial interest; Does not include 475,000 shares registered in the name of Genie Kouris, Mr. Mitsiadis' sister, as to which Mr. Mitsiadis disclaims direct or beneficial interest.

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

           ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit  Name and/or Identification of Exhibit
Number

  3     Articles of Incorporation & By-Laws
           a. Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Registration
           Statement on Form SB-2, File Number 333-69414 (the
           "Registration Statement"))
           b. Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement)

  10    Agreement between the Company, Robin Day and Valley Gold,
        Ltd. (incorporated by reference to Exhibit 10 of the Company's Registration Statement)

  31    Rule 13a-14(a)/15d-14(a) Certifications

  32    Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. Section 1350)


                ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer15, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and
procedures  are  effective  for  the  gathering,  analyzing   and
disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                    Global-Tech Capital Corp.
                  ------------------------------

     Signature               Title                  Date
     ---------               -----                  ----



  /s/ David Mallo        Secretary and         August 26, 2003
  ---------------           Director
    David Mallo


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    Global-Tech Capital Corp.
                  ------------------------------

     Signature               Title                  Date
     ---------               -----                  ----



  /s/ David Mallo        Secretary and         August 26, 2003
  ---------------           Director
    David Mallo