Form 10QSB
period 2003-09-30
SOURCE DIRECT HOLDINGS INC
filed 2003-11-14
CIK 1083661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 333-69414

SOURCE DIRECT HOLDINGS, INC.

 (Exact name of Registrant as specified in charter)

Nevada	98-0191489
State or other jurisdiction of incorporation or organization	I.R.S. Employer I.D. No.

2345 North Woodruff Avenue, Idaho Falls, Idaho

83401

(Address of principal executive offices)

(Zip Code)

Issuer’s telephone number, including area code:  (877) 529-4114

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.  (1)  Yes  [X]   No  [    ]       (2)  Yes  [X]    No  [   ]

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date:  At November 11, 2003, there were 75,181,400 shares of our common stock outstanding.

PART I

Item 1.  Financial Statements

GLOBAL-TECH CAPITAL CORP., INC.

[An Exploration Stage Company]

Condensed Financial Statements

September 30, 2003

GLOBAL-TECH CAPITAL CORP., INC.

[An Exploration Stage Company]

Condensed Balance Sheet

September 30, 2003

(Unaudited)

ASSETS

September 30, 2003
Current Assets
Current assets
Cash	$ 0
Total Current Assets	0

Other Assets	0

TOTAL ASSETS	$ 0

LIABILITIES AND STOCKHOLDERS= EQUITY

Current Liabilities
Total Current Liabilities	$ 0

Stockholders= Equity
Common stock	12,151
Additional paid in capital	176,349
Net Income accumulated during the development stage	(188,500)
Total Stockholders= Equity	0
TOTAL LIABILITIES AND STOCKHOLDERS= EQUITY	$ 0

See accompanying notes

GLOBAL-TECH CAPITAL CORP., INC.

[An Exploration Stage Company]

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2002	From July 21, 1998 (Date of Inception) Through September 30, 2003
Income:
Loss on Investments	$ 0	$ (600)	$ (29,644)
Interest	0	117	10
Total Income	0	(483)	(29,634)

Expenses:
Option Contract	0	0	6,536
Office	4,593	606	10,088
Exploration Expenses	0	6,178	6,178
Legal & Professional	0	29,530	125,348
Rent	0	0	2,500
Exchange Expenses	0	0	2,524
Bank Charges	0	129	683
Taxes & State Fees	0	760	5,009
Total Expenses	4,593	37,203	158,866

Loss Accumulated During The Exploration Stage	$ (4,593)	$ (37,686)	$ (188,500)

Loss per Share	$ (0.01)	$ (0.01)	$ (0.01)
Weighted Average Number of Shares Outstanding	8,151,400	8,151,400	8,151,400

See accompanying notes

GLOBAL-TECH CAPITAL CORP., INC.

[A Exploration Stage Company]

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2002	From July 21, 1998 (Date of Inception) Through September 30, 2003
Cash Flows from Operating Activities:
Loss Accumulated During Exploration Stage	$ (4,593)	$ (37,686)	$ (188,500)
Net (Increase) Decrease in Investment in Equities	225	600	0
Net (Increase) Decrease in Notes Receivable	0	(10,000)	0
Net (Increase) Decrease in Interest Receivable services	0	(117)	0
Net Increase (Decrease) in Accrued Professional Fees	(1,500)	5,300	0

Net Cash Flows from Operating Activities	(5,868)	(41,903)	(188,500)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	0	0	188,500
Net Cash Flows from Financing Activities	0	0	188,500
Net Increase (Decrease) in Cash	(5,868)	(41,903)	0
Beginning Cash Balance	5,868	60,336	0
Ending Cash Balance	$ 0	$ 18,433	$ 0
Supplemental Information
Cash paid for interest	$ 0	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0	$ 0

See accompanying notes

GLOBAL-TECH CAPITAL CORP., INC.

[An Exploration Stage Company]

Notes to Condensed Financial Statements

September 30, 2003

PRELIMINARY NOTE

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.   Certain information and disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company=s Annual Report for the year ended June 30, 2003.

SUBSEQUENT EVENT

On October 14th, 2003, the company acquired Source Direct, Incorporated, a private Idaho company, through a reverse merger transaction.  57,030,000 shares of common stock were issued to shareholders of Source Direct at a rate of 1.5 shares of Global-Tech stock for each share of Source Direct, Inc.

Item 2.  Management’s Discussion and Analysis and Plan of Operation

During the first quarter ended September 30, 2003, as well as during the comparable prior year period, we had no significant revenues from operations.  During the quarter ended September 30, 2003, we incurred total expenses of $4,593 compared to $37,203 for the comparable prior year period.  This 88% decrease in expenses reflects the abandonment of our prior exploration operations.  We do not believe the lack of revenues or decrease in expenses reflects future results of operations since a new business operation was acquired by us subsequent to September 30, 2003.  Management is unable to predict the extent to which revenues and expenses will change in future operating periods since the new business is in its startup phase.

Our wholly owned subsidiary conducted a non-public offering of its stock which closed in October 2003.  The offering provided for the sale of up to 4,000,000 shares at $.075 per share for gross proceeds of $300,000.  At the close of the offering, $300,000 in gross proceeds were received.  Management believes that such funds will satisfy the cash requirements of the company for the next twelve months.  However, because the company is in its startup phase, the business plans may change over this period which could require additional funding.  We currently have no source for this additional funding.

Forward-Looking Statements

This report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the Subsidiary’s future operations involving the marketing of cleaning products, about its future business plans and strategies, and most other statements that are not historical in nature.  In this report forward-looking statements are generally identified by the words “anticipate,” “plan,” “intend,” “believe,” “expect,” “estimate,” and the like.  Although the parties believe that any forward-looking statements made in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified in the Risk Factors section of this document, include the following:

•

changes in government regulations;

•

changes in business strategies;

•

market acceptance of the products of the Subsidiary;

•

failure to successfully market the products of the Subsidiary;

•

the inability of the Parent Company or the Subsidiary to raise sufficient operating capital; and

•

a general decline in the economy.

In light of the significant uncertainties inherent in the forward-looking statements made in this report, particularly in view of the early stage of operations of the Subsidiary, the inclusion of this information should not be regarded as a representation by the Parent Company or the Subsidiary or any other person that the Parent Company or the Subsidiary’s objectives and plans will be achieved.

Item 3.  Controls and Procedures

Within 90 days prior to the filing date of this report, our management conducted an evaluation, under the supervision and with the participation of our President and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, the President and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II

Item 5.  Other Information

On October 14, 2003, the closing of the Agreement and Plan of Merger dated September 29, 2003, (the “Merger Agreement”) with us and Source Direct, Incorporated, an Idaho corporation, (the “Subsidiary”) was held.  As a result of the closing, a newly created and wholly owned subsidiary of ours was merged into the Subsidiary, and the shareholders of the Subsidiary received 1.5 shares of our common stock for each outstanding share of the Subsidiary.  Also as a result of the closing, George Polyhronopoulos and David Mallo resigned as directors and officers of our company; Deren Z. Smith was appointed a director and president and Kevin Arave was appointed a director and secretary/treasurer.  As a result of the merger, the shareholders of the Subsidiary exchanged all of the outstanding shares of the Subsidiary for 63,030,000 shares, or approximately 84%, of the stock of our company.  Further information concerning this transaction and our newly acquired subsidiary, including financial statements and pro forma financial information, has been furnished in a current report on Form 8-K dated October 14, 2003, and filed with the Securities and Exchange Commission on October 16, 2003.

Item 6.  Exhibits and Reports on Form 8-K

(a)

Exhibits.

Exhibit No.

Description

31.1

Rule 15d-14(a) Certification by Principal Executive Officer

31.2

Rule 15d-14(a) Certification by Principal Financial Officer

32

Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

(b)

Reports on Form 8-K:  No reports on Form 8-K were filed during the first quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Source Direct Holdings, Inc.

Date:  November 12, 2003

By /s/ Deren Z. Smith

      Deren Z. Smith, President (Principal executive officer)

Date:  November 12, 2003

By /s/ Kevin Arave

      Kevin Arave, Treasurer (Principal financial officer and chief accounting officer)