Form 10QSB
period 2003-12-31
SOURCE DIRECT HOLDINGS INC
filed 2004-02-17
CIK 1083661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2003

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 333-69414

SOURCE DIRECT HOLDINGS, INC.

 (Exact name of Registrant as specified in charter)

             Nevada

          98-0191489

State or other jurisdiction of

I.R.S. Employer I.D. No.

incorporation or organization

2345 North Woodruff Avenue, Idaho Falls, Idaho

    83401

      (Address of principal executive offices)

(Zip Code)

Issuer’s telephone number, including area code:  (877) 529-4114

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.  (1)  Yes  [X]   No  [    ]       (2)  Yes  [X]    No  [   ]

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date:  At February 10, 2004, there were 67,681,400 shares of our common stock outstanding.

PART I

Item 1.  Financial Statements

The condensed financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

In our opinion all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Source Direct Holdings, Inc. (the “Company”) as of December 31, 2003, and the results of its operations and changes in its financial position from July 8, 2002, through December 31, 2003, have been made.  The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year.

SOURCE DIRECT HOLDINGS, INC.

[Formerly known as Global-Tech Capital Corp, Inc.]

[A Development Stage Company]

Condensed Consolidated Financial Statements

December 31, 2003

SOURCE DIRECT HOLDINGS, INC.

[A Development Stage Company]

Condensed Consolidated Balance Sheet

December 31, 2003

(Unaudited)

ASSETS

December 31, 2003
Current Assets
Cash	$ 84,494
Inventory	25,894
Total Current Assets	110,388

Equipment	3,259

Other Assets	115,000

TOTAL ASSETS	$ 228,647

LIABILITIES AND STOCKHOLDERS= EQUITY

Current Liabilities
Accounts payable-trade	$ 2,225
Total Current Liabilities	2,225

Stockholders= Equity
Common stock	67,681
Additional paid-in capital	520,819
Deficit accumulated during the development stage	(362,078)
Total Stockholders= Equity	226,422
TOTAL LIABILITIES AND STOCKHOLDERS= EQUITY	$ 228,647

See accompanying notes to condensed consolidated financial statements

SOURCE DIRECT HOLDINGS, INC.

[A Development Stage Company]

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31, 2003	For the Three Months Ended December 31, 2002
Revenues:	$ - -	$ -

Expenses:
General and administrative expenses	157,264	-
Research and development	6,309	-
Total Expenses	163,573	-

Net loss before income taxes	(163,573)	-

Provision for income taxes	-	-

Net loss	$ (163,573)	$ -

Loss per share	$ (0.01)	$ 0.00

Weighted Average Number of Shares Outstanding	54,402,487	2,000

See accompanying notes to condensed consolidated financial statements

SOURCE DIRECT HOLDINGS, INC.

[A Development Stage Company]

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31, 2003	For the Six Months Ended December 31, 2002	From July 8, 2002 (Date of Inception) Through December 31, 2003
Revenues:	$ -	$ -	$ -

Expenses:
General and administrative expenses	326,225	-	349,460
Research and development	12,618	-	12,618
Total Expenses	338,843	-	362,078

Net loss before income taxes	(338,843)	-	(362,078)

Provision for income taxes	-	-	-

Net loss	$ (338,843)	$ -	$ (362,078)

Loss per share	$ (0.01)	$ 0.00	$ (0.01)

Weighted Average Number of Shares Outstanding	33,276,943	2,000	25,417,953

See accompanying notes to condensed consolidated financial statements

SOURCE DIRECT HOLDINGS, INC.

[A Development Stage Company]

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31, 2003	For the Six Months Ended December 31, 2002	From July 8, 2002 (Date of Inception) Through December 31, 2003
Cash Flows from Operating Activities:
Net loss	$ (338,843)	$ -	$ (362,078)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock issued for professional fees	22,500	-	22,500
Increase in inventory	(25,894)	-	(25,894)
Increase in current liabilities	2,225	-	2,225
Net Cash Flows from Operating Activities	(340,012)	-	(363,247)

Cash Flows from Investing Activities:
Purchase of equipment	(3,259)	-	(3,259)
Net Cash Flows from Investing Activities	(3,259)	-	(3,259)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	449,000	-	451,000
Payments on long-term debt	(21,318)	-	-
Net Cash Flows from Financing Activities	427,682	-	451,000
Net Increase (Decrease) in Cash	84,411	-	84,494
Beginning Cash Balance	83	-	-
Ending Cash Balance	$ 84,494	$ -	$ 84,494

Supplemental Information
Stock issued for intellectual properties	$ 115,000	$ -	$ 115,000
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to condensed consolidated financial statements

SOURCE DIRECT HOLDINGS, INC.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

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

MERGER

On October 14th, 2003, the company acquired Source Direct, Incorporated, a private Idaho company, through a reverse merger transaction.  57,030,000 shares of common stock were issued to shareholders of Source Direct, Inc at a rate of 1.5 shares of the Company=s stock for each share of Source Direct, Inc. The Company then amended its articles of incorporation to change its name to Source Direct Holdings, Inc.

#

Item 2.  Management’s Discussion and Analysis and Plan of Operation

Overview

Source Direct Holdings, Inc. is a development stage company.  In October 2003 we acquired Source Direct, Incorporated (the “Subsidiary”), retained the services of new management, and commenced development of a new business.

The Subsidiary is a development stage company which owns the formulas for two cleaning products which it is in the process of introducing into the market.  These products are Simply Wow™ and Stain Pen™.

Simply Wow™ is an all-purpose cleaner that safely and effectively cleans any washable surface that is developed with nonionic surfactants that contain penetrating and suspending agents that dissolve the toughest grease, protein, dirt and oil stains.  The product is a water-based, multipurpose, biodegradable, nontoxic degreaser with a pleasant lemon fragrance that effectively replaces flammable or combustible solvent cleaners.  It contains no hazardous solvents or acidic type chemicals and its formulation safely accomplishes the cleaning that previously required solvent or acid cleaners which exposed the user and the environment to the inherent hazards of such chemicals.  Simply Wow™ has been tested against all leading cleaners in the industry and has proven to be a superior cleaner in all areas of performance.

Stain Pen™ is a unique on-the-spot stain remover.  The very convenient size makes it easy to keep at home, in the car, or at the office.  This product has a proprietary formula that safely removes food stains, oil paint (wet or dry), makeup, wine, blood, grass stains, grease, coffee and tea stains and copy machine stains with no harmful fumes or large quantities of liquid to spill.  All that is needed to make Stain Pen™ work is to apply a small amount of stain pen solution to the stain and apply a damp cloth.

The Subsidiary is in the process of implementing a multi-pronged marketing strategy to distributors, retail stores and cleaning professionals, and direct to consumers to position the company to become a major supplier in the U.S. all-purpose cleaning solution market.  The Subsidiary has completed several product demonstrations with various large retail stores.  Purchase orders from these retail stores are expected in the near future and management feels that widespread retail distribution will be accomplished very rapidly because of this alliance.

As part of its two-fold growth program, the Subsidiary also anticipates acquisition of small, under-capitalized suppliers of cleaning products whose products would complement or extend the Subsidiary line, and which could be acquired readily to support the corporate objectives.  Management intends to acquire only companies whose market presence, product mix, and profitability meet certain acquisition criteria, and to incorporate their products into the existing Subsidiary line or into lines of supporting or related products.

Results of Operations

For both quarters ending December 31, 2003 and 2002, we generated no revenues.  During the quarter ended December 31, 2003, we incurred total expenses of $163,573 compared to $0 for the comparable prior year period.  This increase in expenses reflects marketing, consulting and general administration expenses related to the initial presentation and marketing effort of introducing our products to potential retailers.  We believe the lack of revenues and increase in expenses may reflect future results of operations until the end of the first quarter 2004 when we anticipate receiving purchase orders for product, but management is unable to predict the extent to which revenues and expenses will change in future operating periods since the new business is in its startup phase.

During the six month period ended December 31, 2003, as well as during the comparable prior year period, we had no revenues from operations.  During the six months ended December 31, 2003, we incurred total expenses of $338,843 compared to $0 for the comparable prior year period.  This increase in expenses reflects the same expenses related to the initial presentation and marketing effort of introducing our products to potential retailers, as well as expenses relating to our two offerings of common stock.

  Management estimates revenues and expenses for the remainder of the fiscal year ending June 30, 2004, will increase based upon the anticipation of commencement of operations and initial purchase orders for product being received.

Liquidity and Capital Resources

As of December 31, 2003, cash totaled $84,494, as compared with no cash or cash equivalents at December 31, 2002.  Cash used in operations was $340,012 during the six month period ended December 31, 2003.  During the same period, cash flows from investing activities decreased by $3,259 and cash flows from financing activities increased by $427,682.  There were no comparable investing or financing activities for the same period last year, and there is no material comparable operating data for the same period in the prior year.

Working capital was $108,163 at December 31, 2003, as compared with working capital of $0 at December 31, 2002.  This significant increase in working capital was a result primarily of gross proceeds from two stock offerings which generated $449,000 in cash during the six month period ended December 31, 2003.

Management believes that with the anticipated growth in operating cash flows from its initial operations, as well as its financing activities from the sale of its common stock, we will generate sufficient cash to satisfy existing operating cash needs and working capital requirements until the end of the fiscal year June 30, 2004.  Additionally, we may compensate employees with equity incentives where possible and continue to utilize equity instruments to compensate existing and new employees hired to minimize cash outlays.  Management believes this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively.

During future quarters, we may seek additional funding to finance future acquisitions.  The amount and timing of such capital transactions is not yet known and will depend largely on our operating needs and the costs of any new acquisitions.  Our ability to secure this additional funding given present market conditions is uncertain, as is the financial effect any such funding may have on our capital structure or operating results.

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

Item 3.  Controls and Procedures

Evaluation of disclosure and controls and procedure:  With the participation of management the Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.  Based on that evaluation the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are operating in an effective manner.

Changes in internal controls:  There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 5.  Other Information

In August, 2003, the Subsidiary entered into two consulting agreements with Chuck McHenry and Joe Thomas.  As part of their intended compensation pursuant to their consulting agreements, each individual received 2,500,000 shares of common stock of the Subsidiary.  In the merger agreement that was closed in October 2003 these shares were exchanged at a rate of 1.5 shares of our common stock for each of their outstanding shares in the Subsidiary.  In December 2003 it was mutually agreed by the board of directors and Messrs. McHenry and Thomas that there had been no performance pursuant to the consulting agreements on behalf of the Company or the Subsidiary, and that all of the shares owned by Messrs. McHenry and Thomas should be cancelled and returned to the authorized but unissued common stock of the Company.  The certificates representing the shares were cancelled on December 17, 2003.

Item 6.  Exhibits and Reports on Form 8-K

(a)

Exhibits.

Exhibit No.

Description

31.1

Rule 15d-14(a) Certification by Principal Executive Officer

31.2

Rule 15d-14(a) Certification by Principal Financial Officer

32

Section 1350 Certification of Principal Executive Officer and

Principal Financial Officer.

(b)

Reports on Form 8-K:  A Form 8-K dated October 14, 2003, was filed with the Securities and Exchange Commission on October 16, 2003, reporting Items 1, 2, 4, 5, 7 and 9.  Financial statements for the Subsidiary and pro forma financial information dated June 30, 2003, were filed as required with the Form 8-K.  An amendment to that Form 8-K was filed on October 21, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Source Direct Holdings, Inc.

Date:  February 17, 2004

By /s/ Deren Z. Smith

      Deren Z. Smith, President (Principal executive officer)

Date:  February 17, 2004

By /s/ Kevin Arave

      Kevin Arave, Treasurer (Principal financial officer and chief accounting officer)

#