Form 10QSB
period 2004-03-31
SOURCE DIRECT HOLDINGS INC
filed 2004-05-14
CIK 1083661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.  (1)  Yes  [X]   No  [    ]       (2)  Yes  [X]    No  [   ]

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date:  At May 5, 2004, there were 69,281,400 shares of our common stock outstanding.

PART I

Item 1.  Financial Statements

SOURCE DIRECT HOLDINGS, INC.

[Formerly known as Global-Tech Capital Corp, Inc.]

[A Development Stage Company]

Condensed Consolidated Financial Statements

March 31, 2004

SOURCE DIRECT HOLDINGS, INC.

[A Development Stage Company]

Condensed Consolidated Balance Sheet

March 31, 2004

(Unaudited)

ASSETS

March 31, 2004
Current Assets
Cash	$ 126,289
Inventory	31,173
Total Current Assets	157,462

Equipment	3,259

Other Assets	115,000

TOTAL ASSETS	$ 275,721

LIABILITIES AND STOCKHOLDERS= EQUITY

Current Liabilities
Accounts payable-trade	$ 4,809
Total Current Liabilities	4,809

Stockholders= Equity
Common stock	69,281
Additional paid-in capital	669,219
Deficit accumulated during the development stage	(467,588)
Total Stockholders= Equity	270,912
TOTAL LIABILITIES AND STOCKHOLDERS= EQUITY	$ 275,721

See accompanying notes to condensed consolidated financial statements

SOURCE DIRECT HOLDINGS, INC.

[A Development Stage Company]

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003
Revenues:	$ 0	$ 0

Expenses:
General and administrative expenses	102,235	93
Research and development	3,275	0
Total Expenses	105,510	93

Net loss before income taxes	(105,510)	(93)

Provision for income taxes	0	0

Net loss	$ (105,510)	$ (93)

Loss per share	$ (0.01)	$ (0.01)

Weighted Average Number of Shares Outstanding	67,839,642	12,151,400

See accompanying notes to condensed consolidated financial statements

SOURCE DIRECT HOLDINGS, INC.

[A Development Stage Company]

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended March 31, 2004	For the Nine Months Ended March 31, 2003	From July 8, 2002 (Date of Inception) Through March 31, 2004
Revenues:	$ 0	$ 0	$ 0

Expenses:
General and administrative expenses	428,760	93	451,695
Research and development	15,593	0	15,893
Total Expenses	444,353	93	467,588

Net loss before income taxes	(444,353)	(93)	(467,588)

Provision for income taxes	0	0	-

Net loss	$ (444,353)	$ (93)	$ (467,588)

Loss per share	$ (0.01)	$ (0.01)	$ (0.01)

Weighted Average Number of Shares Outstanding	44,714,055	12,151,400	35,471,009

See accompanying notes to condensed consolidated financial statements

SOURCE DIRECT HOLDINGS, INC.

[A Development Stage Company]

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31, 2004	For the Nine Months Ended March 31, 2003	From July 8, 2002 (Date of Inception) Through March 31, 2004
Cash Flows from Operating Activities:
Net loss	$ (444,353)	$ (93)	$ (467,588)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock issued for professional fees	22,500	0	22,500
Increase in inventory	(31,173)	0	(31,173)
Increase in current liabilities	4,809	0	4,809
Net Cash Flows from Operating Activities	(448,217)	(93)	(471,452)

Cash Flows from Investing Activities:
Purchase of equipment	(3,259)	0	(3,259)
Net Cash Flows from Investing Activities	(3,259)	0	(3,259)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	599,000	0	601,000
Proceeds from borrowing	0	100	0
Payments on long-term debt	(21,318)	0	-
Net Cash Flows from Financing Activities	577,682	100	601,000
Net Increase (Decrease) in Cash	126,206	7	126,289
Beginning Cash Balance	83	0	-
Ending Cash Balance	$ 126,289	$ 7	$ 126,289

Supplemental Information
Stock issued for intellectual properties	$ 115,000	$ 0	$ 115,000
Cash paid for interest	$ 0	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0	$ 0

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

MERGER

On October 14th, 2003, the company acquired Source Direct, Incorporated, a private Idaho company, through a reverse merger transaction.  55,530,000 shares of common stock were issued to shareholders of Source Direct, Inc at a rate of 1.5 shares of the Company=s stock for each share of Source Direct, Inc. The Company then amended its articles of incorporation to change its name to Source Direct Holdings, Inc.

COMMON STOCK

On March 22, 2004, the Company issued 1,600,000 shares of common stock to two individuals for cash at $.09375 per share, or $150,000.

#

Item 2.  Management’s Discussion and Analysis and Plan of Operation

Overview

Source Direct Holdings, Inc. is a development stage company.  In October 2003 we acquired Source Direct, Incorporated (the “Subsidiary”), retained the services of new management, and commenced business operations in the cleaning products field.

We own proprietary formulas for two cleaning products which we are in the process of introducing into the market.  These products are Simply Wow™ and Stain Pen™.

*

Simply Wow™ is an all-purpose cleaner which can be used to clean any washable surface to dissolve grease, protein, dirt and oil stains.  The product is a water-based, multipurpose, biodegradable, nontoxic degreaser.  It contains no hazardous solvents or acidic type chemicals.

*

Stain Pen™ is an on-the-spot stain remover.  This product has a proprietary formula that safely removes food stains, oil paint (wet or dry), makeup, wine, blood, grass stains, grease, coffee and tea stains and copy machine stains.

We have also completed development of formulas for other proprietary cleaning products which we intend to introduce to the market under private label.  These products include an automotive vinyl protector and cleaner, an all-purpose automotive wheel cleaner, an automotive engine cleaner, and a liquid laundry product.

In addition to internal testing of the products, management has submitted Simply Wow and the automotive vinyl protector for independent testing.  The first test was conducted on Simply Wow™ and we received a test report dated August 12, 2003.  The testing facility evaluated and rated Simply Wow both as a carpet cleaner and as an all purpose cleaner.

Carpet Cleaning.  For carpet cleaning tests, Simply Wow™ was compared to Resolve, Woolite Foam Carpet Cleaner Heavy Traffic, and Spot Shot.  The report stated: “The Simply Wow™ product compared favorably to Resolve, Woolite and Spot Shot.”  The testing facility conducted its tests by placing a small amount of transmission fluid, red wine, and nail polish on separate squares of light-colored carpet and visually reviewing the results of cleaning.  Each product was applied three times to each stain and compared as to its ability to remove the stain.

*

After its third application, Simply Wow™ as able to remove 70% of the transmission fluid stain, as compared to 85% by Woolite and Resolve, and 80% by Spot Shot.

*

After the second application of Simply Wow™ on the red wine stain, it was able to remove 100% of the stain.  After second applications, Woolite and Resolve removed 95% of the stain and removed 99% of the stain on the third application.  Spot Shot removed 99% of the stain on the second application and 100% on the third application.

*

After the third application of Simply Wow™ on the nail polish stain, it removed 65% of the stain, compared to Woolite which removed 10%, Resolve which removed 5%, and Spot Shot which removed 40% of the stain.

All Purpose Cleaning.  For the all-purpose cleaner performance tests, Simply Wow™ was compared to Orange Clean, Fantastik, and Formula 409.  The test was limited to the ability of these products to remove Bic pen, marker, and red crayon and grease from a painted wall.  The report states:  “The Simply Wow product was more effective on all of the stains compared to the Orange Clean, Fantastik and Formula 409 products.  No damage was noted on the painted wall.”  Simply Wow™ was also compared to these products for the ability to remove cooked-on grease from an enamel stovetop.  The report stated:  “All four products were equally effective in removing the baked-on grease.  No streaking was noted with any of the products.”

The second independent test was conducted on our private label automotive vinyl cleaner and we received a test report dated October 2, 2003.  The testing facility evaluated our product compared to Armor All on the basis of appearance, pH, percent of solids, and performance.  Testing of the performance of the two products was completed by spraying each product on vinyl and rubber, allowing the sample to soak in for ten minutes, and then wiping the remaining liquid off with a paper towel.  While both products produce foam after shaking, the foam in our product remained long after shaking as compared to the foam in Armor All which dispersed quickly.  The pH and percentage of solids in our product was lower than in Armor All, and both products adequately cleaned and shined vinyl and rubber.  The report concluded that aside from the physical differences in the products, our brand compared to Armor All in performance.

Product Marketing

The most critical phase of our operations at this point is the marketing of our products.  Presently, we have no firm commitments for our products.  We market our products using both current management personnel and outside independent marketing companies.  We have two outside marketing which we consider significant.  The first is with Marden Distribution, Inc. and the second is with Integritas, Inc.

Marden Distribution, Inc.  We have entered into a Distribution Agreement dated March 17, 2004, with Marden Distributing, Inc., an Arkansas corporation with an approved vendor status with Wal-Mart, Sam’s Club, and ACE Hardware.  Although the agreement grants to Marden the exclusive right to distribute our products to these retail outlets, there is no assurance that Marden will be able to obtain purchase orders for our products from these sources.  Management believes that the value of the agreement with Marden is in the ability of Marden to present our products to these retailers much quicker and at less expense than we could directly.  Management has learned that national retailing chains will not consider selling products unless the products are furnished by an approved vendor and that the process of obtaining an approved vendor status with national retail chains such as Wal-Mart, Sam’s Club, and ACE Hardware requires substantial time and expense.  Management believes that the ability of Marden as an approved vendor to present our products to these national chains will reduce the cost to the company to otherwise present its products to the persons at these retail chains who could decide whether to order our products for sale in their stores.

Management, through Marden, is actively pursuing meetings with representatives of Wal-Mart and ACE Hardware to present our products for distribution by them.  As a result of our agreement with Marden, we have had initial contact with representatives of ACE Hardware and have been able to schedule meetings with representatives of Wal-Mart for our core products during June 2004.  Also during May 2004 we are scheduled to furnish samples of our automotive products to Wal-Mart for evaluation.  However, there is no assurance that as a result of these meetings either Wal-Mart or ACE Hardware will place purchase orders for our products.  There is also no assurance that our products, if accepted, would be sold through all stores nation-wide or limited to regions or certain stores.  Our negotiations with these stores are in the early stages and should not be viewed as indicative of being able to reach final agreements with these retailers.  We have not received any purchase orders for our products from these retail outlets and presently have no firm commitment or understanding with these retail companies for our products.

Our agreement with Marden is exclusive in the sense that no one else can market Simply Wow™, Stain Pen™, and derivatives of these products such as our engine cleaner, upholstery cleaner, and wheel cleaner, to Wal-Mart, Sam’s Club, and ACE Hardware.  The initial period of exclusivity expires September 13, 2004.  Thereafter, continued exclusivity will be based upon negotiated quarterly goals set by us and Marden based upon prior sales and market penetration, if any, of our products into these retail outlets and existing commercial standards at the time the goals are set.

The agreement is for an initial term of three years and is automatically renewable for another three years unless canceled prior to the expiration of the initial period.  Thereafter the agreement is renewable from year-to-year and is cancelable upon sixty days’ notice.  We have agreed to pay Marden a flat percentage fee based on the gross “sell-in” price to each retailer based on the wholesale cost of the goods sold to the retailer plus the flat percentage amount.  Marden has agreed to pay all of the costs and expenses associated with the marketing and distribution of the products to the retailers.  We have agreed to maintain product liability insurance, which we currently have in place, and to hold Marden harmless from any liability associated with the use of our products.

Integritas, Inc.  We have entered into an arrangement with Integritas, Inc. to provide product distribution and investor relations services.  We are in the process of finalizing a written agreement and anticipate execution of the agreement during second quarter.

We have also appointed Gordon Sage as Vice-President of Sales.  Since October 2003 he has been a consultant to our company to secure the placement of the company’s products in retail accounts, including private labeling of our products.  He has also been involved in establishing a pricing list and product information.  He has been responsible for hiring brokers and consultants to market our products. Since October 2003 he has devoted approximately 90% of his time to the business of our subsidiary Source Direct, Inc.  We have no employment or consulting agreement with Mr. Sage.  Since December 1, 2003, we have paid Mr. Sage a monthly base salary of 2,500. He is also entitled to an agreed commission on sales of any of our products by him or his brokers based on the “sell-in price” of the products.  He is also entitled to reimbursement of travel expenses which have been pre-approved by us.  We have also agreed with him to negotiate and enter into a definitive employment agreement prior to June 1, 2004, which would supercede the currant arrangements and would include employee stock options, executive salary, and other benefits as negotiated.

Plan of Operations

At March 31, 2004, we had cash on hand of $126,289, and working capital of $152,653.  Our cash requirements for the next twelve months will depend significantly on the number of purchase orders we receive for our products and our ability to secure financing for these orders.  We anticipate that we will be able to secure either a business loan or a factoring arrangement for any purchase order which exceeds our current ability to fund internally.  However, we have no current agreements or arrangements which would provide such funding.  We have also not negotiated the terms of such funding and cannot provide any assurance that the terms will be favorable for the company.  We are also unable to predict the number of orders, if any, for our products, or if we receive orders, the amount of operating profit such orders would generate.  Therefore, we are unable to predict our future cash requirements until we secure our initial purchase orders.

We continue to perform research and development to improve our existing cleaning products and to provide new cleaning products.  During the nine months ended March 31, 2004, we spent $15,593 on research and development of our products.  We anticipate that we will continue to spend funds for research and development at this rate or greater during the next twelve months, but we are unable to predict or anticipate the total amount of these future research and development expenses.  In many instances, new products are developed as a result of interest expressed by a potential retail client in similar or ancillary products to the ones initially presented.  This may occur especially in our private label products.  Many retail outlets require a set of related private label cleaning products before ordering any cleaning products.  Such was the case in our automotive cleaning products.  Our wheel cleaning and tire cleaning products were developed as a result of responses from potential clients for our automotive vinyl cleaning product who required a set of automotive cleaning products rather than the single vinyl cleaning product.

We do not anticipate manufacturing our products in-house.  We have made arrangements with a facility to produce our products and believe this facility well meet our production needs during the next twelve months.  Therefore, we do not anticipate purchasing any plant or significant equipment during this period.

We have also outsourced much of our marketing expenses.  As discussed above, we have entered into independent marketing agreements which require payment of commissions based on sales but no salary or other cost expenditures.  Therefore, we do not anticipate any significant increase in the number of employees in the next twelve months.

We do not anticipate the need for addition funding to meet our cash requirements over the next twelve months.  However, since we are in the startup phase of our operations, it is impossible to anticipate all of our cash requirements needed to commence operations.  Except for the expense of producing our products from future purchase orders, if any, for which we believe funding would be available, we have no plans, arrangements, understandings, or agreements for additional funding.  We do not believe traditional sources of funding such as bank loans would be available for these other expenses, and therefore anticipate that if additional funding is required, such funding would be in the form of private lending arrangements or equity investment in the company.

Application of Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Results of Operations

For both quarters ending March 31, 2004 and 2003, we generated no revenues.  During the quarter ended March 31, 2004, we incurred total expenses of $105,510 compared to $93 for the comparable prior year period.  This increase in expenses reflects a substantial increase in general administration expenses from $93 during the quarter ended March 31, 2003, to $102,235 for the quarter ended March 31, 2004.  This increase is primarily a result of the initial presentation and marketing effort of introducing our products to potential retailers.  We believe the lack of revenues and increase in expenses may reflect future results of operations until at least second quarter 2004 when we anticipate receiving purchase orders for our products, but management is unable to predict the extent to which revenues and expenses will change in future operating periods since the new business is in its startup phase.

During the nine month period ended March 31, 2004, as well as during the comparable prior year period, we had no revenues from operations.  During the nine months ended March 31, 2004, we incurred total expenses of $444,353 compared to $93 for the comparable prior year period.  This increase in expenses reflects the same expenses related to the initial presentation and marketing effort of introducing our products to potential retailers, as well as expenses relating to our two offerings of common stock.

  Management estimates revenues and expenses for the remainder of the fiscal year ending June 30, 2004, will increase based upon the anticipation of commencement of operations and initial purchase orders for product being received.

Liquidity and Capital Resources

As of March 31, 2004, cash totaled $126,289, as compared with $7 at March 31, 2003.  Cash used in operations was $448,217 during the nine month period ended March 31, 2004.  During the same period, cash flows from investing activities decreased by $3,259 and cash flows from financing activities increased by $577,682.  There were no significant comparable investing or financing activities for the same period last year, and there is no material comparable operating data for the same period in the prior year.

Working capital was $152,653 at March 31, 2004, with minimal or no working capital at March 31, 2003.  This significant increase in working capital was a result primarily of gross proceeds from two stock offerings which generated $449,000 in cash during the six month period ended December 31, 2003, and gross proceeds of $150,000 from a sale of stock during the three month period ended March 31, 2004.

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

Off-Balance Sheet Arrangements

Management does not believe the company has any off-balance sheet arrangements that have, or are reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources which would be material to investors.

Risk Factors

Our financial statements include a “going concern” limitation.  Our financial statements have been prepared based upon the assumption that we will achieve a level of profitable operations and/or obtain additional financing.  We have not yet established a source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  Since inception and through March 31, 2004, we have had accumulated losses totaling $467,588.  Also, as of March 31, 2004, we were still developing operations.  If we are unable to generate revenues or obtain additional financing prior to the use of our current cash resources, we may be required to cease operations.

Our products have not been subject to extensive independent testing.  While management believes that our products compare favorably in performance with other products, the level of independent testing performed to date has been limited in scope, primarily because of our limited funding.  Also, our products may not outperform all other products in each instance.  For example, Simply Wow™ did not outperform the other products in removal of transmission fluid and was found only equally effective in removing baked-on grease.  Likewise the automotive vinyl cleaner was equal to, but did not outperform, Armor All.

Our products are subject to the risk that additional independent testing would not be favorable if our products were compared to other products on other stains or on other surfaces.  As an example, prior to the development of the Stain Pen™, Simply Wow™ was tested by an independent facility at the request of a prospective client for use as a laundry cleaner.  The tests concluded that Simply Wow™, when diluted to meet testing requirements, did not work as well as other laundry cleaners which lead to the development by us of the Stain Pen™ to remove stains from laundry.  This product has only been tested in-house.  Management has also conducted in-house testing on all of our products on many types of stains and on other surfaces, but presently does not intend to seek further independent testing of its existing products.  Management believes the products are safe and effective when used as directed.  However, the in-house testing of our products should not be deemed indicative or conclusive that our products would compare favorably if additional tests were conducted by independent facilities or that independent testing facilities would reach the same results as our in-house tests.

We are also subject to risk that existing or new manufacturers could develop new or better products than the ones offered by us.  While we devote a portion of our funds to on-going research and development, the amount of our funding in this area is extremely limited when compared to the manufacturers of products which compete with ours.  Management believes that most other companies in the household cleaning industry are significantly better funded than are we and devote significantly more funds to developing new, or improving existing, products which compete with ours.

We have not applied for a patent on our products.  We have not made application for a patent on any of our products.  Management believes it would be difficult, if not impossible, to duplicate the formulas for our products.  We maintain confidentiality agreements with all parties who have access to the formulas.  Nevertheless, there is no assurance that someone could not duplicate the formulas and directly compete with us.  The cost of litigating the issue of illegal competition may preclude us from being able to protect the secrecy of the formulas.

The loss of the services of current management would have a material negative impact on our operations.  We are dependent on our current management, which includes the developer of the formulas, for the foreseeable future.  The loss of the services of any member of this management group could have a material adverse effect on our operations and prospects.  At present, we do not have employment agreements or other agreements with management which would prevent them from leaving and competing with us.  We have not obtained “key man” insurance policies on any member of management.

We will be in competition with a number of other companies, all of which are better financed than are we.  The market for cleaning products is intensely competitive and dominated by a small number of large, well-established and well-financed companies. All of the competitors have longer operating histories and greater financial, technical, sales and marketing resources than do we.  In addition, we also face competition from potential new entrants into the market who may develop new cleaning products.  Management cannot guarantee that should we commence sales we will be able to compete successfully against current and future competitors or that competitive pressures will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.  Management also cannot guarantee that the life cycle of our products will be sufficient for it to realize profitability.

Our stock is designated as “penny stock.”  The Global-Tech shares are designated as “penny stock” and thus may be more illiquid.  The SEC has adopted rules (Rules 15g-2 through l5g-6 of the Exchange Act) which regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions.  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customers account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules.  Since the Global-Tech shares are subject to the penny stock rules, Source Direct shareholders receiving such shares in the Merger transaction may find it more difficult to sell their shares.  The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares and the ability of shareholders to sell their stock in any secondary market.

Future issuances of our stock could adversely affect our shareholders.  The Board of Directors is authorized to issue 200,000,000 shares of common stock, of which only 69,281,400 shares are presently outstanding, which can be issued without shareholder approval.  Additional common stock may be issued or reserved for issuance on terms and at prices as may be determined by the Board of Directors.  Among other things, such authority may make it more difficult for a person to acquire our company.  In turn, this may make it less likely that holders of common stock will receive a premium price for their shares in any attempted take-over transaction.

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

Item 3.  Controls and Procedures

Disclosure Controls and Procedures.  Our principal executive officer and principal financial officer have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the  rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

PART II

Item 2.  Recent Sales of Unregistered Securities

During the quarter ended March 31, 2004, the following securities were sold by us without registering the securities under the Securities Act:

*

On or about March 22, 2004, we issued 1,600,000 shares of common stock to Mark E. Miller for gross proceeds of $150,000.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and Section 4(2) thereof, and Rule 506 promulgated there under, as a transaction by an issuer not involving any public offering.  Mr. Miler represented that he was an accredited investor as defined in Rule 501 of Regulation D.  He delivered appropriate investment representations with respect to the issuance of the shares and consented to the imposition of restrictive legends upon the certificates evidencing such shares.  Mr. Miller represented that he had not purchased the shares as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Mr. Miller further represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the issuance of these shares.

Mr. Miller is the owner of Marden Distribution, Inc. with which we have entered into a marketing agreement for our products in certain retail outlets.

Item 5.  Other Information

On or about July 2, 2003, our wholly owned subsidiary, Source Direct, Incorporated, entered into a one-year consulting agreement with Ageless Enterprises LLC, a Utah limited liability company controlled by Darren J. Lopez, a 5% shareholder.  In the agreement Ageless agreed to update our web site, design product literature and artwork, develop investor and sales packages, assist in investor relations, develop a pricing structure for our products, and assist in recruiting a product broker for our products.  As consideration for these services, our subsidiary issued 2,500,000 shares of common stock to Ageless which were converted into 3,750,000 shares of our common stock in the merger transaction with our company which closed in October 2003.  In addition, pursuant to the terms of the agreement, our subsidiary paid Ageless $66,000 for the product marketing efforts set forth in the agreement.

Item 6.  Exhibits and Reports on Form 8-K

(a)

Exhibits.

Exhibit No.

Description

Location

10.2

Distribution Agreement dated March 17, 2004,

Attached

with Marden Distribution, Inc.

10.3

Consulting Agreement dated July 2, 2003 with

Attached

Ageless Enterprises LLC

31.1

Rule 15d-14(a) Certification by Principal

Attached

Executive Officer

31.2

Rule 15d-14(a) Certification by Principal

Attached

Financial Officer

32

Section 1350 Certification of Principal Executive

Attached

Officer and Principal Financial Officer.

(b)

Reports on Form 8-K:  No reports on Form 8-K were filed during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Source Direct Holdings, Inc.

Date:  May 12, 2004

By /s/ Deren Z. Smith

      Deren Z. Smith, President (Principal executive officer)

Date:  May 12, 2004

By /s/ Kevin Arave

      Kevin Arave, Treasurer (Principal financial officer and chief accounting officer)

#