Form 10KSB
period 2004-06-30
SOURCE DIRECT HOLDINGS INC
filed 2004-09-10
CIK 1083661

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004
                        COMMISSION FILE NUMBER 333-69414


                          SOURCE DIRECT HOLDINGS, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                       NEVADA                         20-0858264
           -------------------------------        -------------------
           (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)         Identification No.)


         2345 North Woodruff Avenue, Idaho Falls, Idaho        83401
         ----------------------------------------------      ----------
            (Address of principal executive offices)         (Zip Code)


      Registrant's telephone number, including area code   (877) 529-4114


           Securities registered pursuant to section 12(b) of the Act:

             Title of Class     Name of each exchange on which registered
             --------------     -----------------------------------------
                  NONE                            NONE

           Securities registered pursuant to section 12(g) of the Act:

            Common Stock, no par value, 100,000,000 shares authorized
            ---------------------------------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes [X]   No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment
to this Form 10-KSB.   Yes [ ]   No [X]

     State issuer's revenues for its most recent fiscal year: $21,734.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of September 9, 2004, the aggregate market price of the voting stock held by non-affiliates was approximately $5,725,024.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 9, 2004, the Company had outstanding 69,281,400 shares of its common stock, no par value.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                               PAGE

PART I

  ITEM 1.     DESCRIPTION OF BUSINESS                                   3
  ITEM 2.     DESCRIPTION OF PROPERTY                                  11
  ITEM 3.     LEGAL PROCEEDINGS                                        11
  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                                       11

PART II

  ITEM 5.     MARKET FOR REGISTRANTS COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS                            11
  ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION OR PLAN OF OPERATION               14
  ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              17
  ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE                 29
  ITEM 8A.    CONTROLS AND PROCEDURES                                  29


PART III

  ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
                OF THE EXCHANGE ACT                                    30
  ITEM 10.    EXECUTIVE COMPENSATION                                   32
  ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT                                  32
  ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           33
  ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                         33
  ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                   34

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY HISTORY

         Source Direct, Inc. ("SDI"), was incorporated under the laws of the State of Idaho on July 8, 2002. Since its inception, SDI was in the business of promoting and marketing cleaning products and supplies, and developing new products. Since its inception, SDI has been a development stage company.

         On October 14, 2003, SDI, the predecessor of the Company, merged with a wholly owned subsidiary of Global Tech Capital Corp. ("GTCC"), a publicly traded Nevada corporation which was incorporated on July 21, 1998. As a result of the merger, SDI was the surviving entity, and became a wholly owned subsidiary of GTCC. GTCC's name was then changed to Source Direct Holdings, Inc.

         References in these financial statements to the "Company" refer to Source Direct Holdings, Inc., and its subsidiary, Source Direct, Inc., unless otherwise stated.

SUMMARY OF OUR BUSINESS

         We are a development stage company, which has acquired the formulas for two cleaning products. These products are Simply Wow(R) and Stain Pen(TM). The formulas for these products were developed by Deren Z. Smith, the President of Source Direct and one of its directors. Kevin Arave, the Secretary/Treasurer of Source Direct and a director, also assisted in the funding for the development of the formulas. Any and all rights and interests of these parties in and to the formulas or the trademarks were transferred to the Company for 11,500,000 shares each of the Subsidiary. These shares converted into 17,250,000 of the parent company as a result of the Merger. In addition to these two products we have developed a new product called Prompt(TM) that was introduced in August 2004.

         We own the trademarks to all three of our products but have not made application for any patents. Management believes it would be difficult, if not impossible, to duplicate the formulas for the Company's products. We maintain confidentiality agreements with all parties who have access to the formulas. Nevertheless, there is no assurance that someone could not duplicate the formulas and directly compete with the company. The cost of litigating the issue of illegal competition may preclude us from being able to protect the secrecy of the formulas.

PRODUCTS

Simply Wow(R)

         Simply Wow(R) is an all-purpose cleaner that safely and effectively cleans any washable surface. Simply Wow(R) is developed with nonionic surfactants that contain penetrating and suspending agents that dissolve the toughest grease, protein, dirt, and oil stains. The product is a water-based, multipurpose, biodegradable, nontoxic degreaser with a pleasant lemon fragrance that effectively replaces flammable or combustible solvent cleaners. It contains no hazardous solvents or acidic-type chemicals, and its formulation safely accomplishes the cleaning that previously required solvent or acid cleaners, which exposed the user and the environment to the inherent hazards of such chemicals. The following are what we believe to be specific advantages of using Simply Wow(R):

         1.     It  is  designed   with   nonionic   surfactants   and  wetting,
                penetrating, and suspending agents to dissolve the toughest grease, protein, dirt and oil stains.

         2. It replaces most or all cleaners in a person's home and can be used to clean stains on walls, cars, etc.

         3. It will keep carpets cleaner longer by removing previously uncleanable spots.

         4.     It  is   biodegradable   and   nontoxic   making  this   product
                environmentally safe and friendly.

         5. It removes all types of spots and stains including ink, permanent marker, fingernail polish, scuff marks, crayon, coke, coffee, tea, grease, oil, mildew, pet stains and food stains from materials ranging from clothing to upholstery.

Stain Pen(TM)

         Stain Pen(TM) is an on-the-spot stain remover. The convenient size makes it easy to keep at home, in the car, or at the office. This product has a proprietary formula that safely removes food stains, oil paint (wet or dry), makeup, wine, blood, grass stains, grease, coffee and tea stains and copy machine stains with no harmful fumes or large quantities of liquid to spill. Stain Pen(TM) works simply by applying a small amount of stain pen solution to the stain and apply a damp cloth.

Prompt(TM)

         In August 2004 we introduced a new product called Prompt(TM). Prompt(TM) is a multi-purpose, low foaming, non-toxic, biodegradable industrial strength cleaner for multiple commercial and industrial cleaning applications. It is a non-hazardous, user friendly, VOC (Volatile Organic Compounds) compliant and is highly effective in many commercial cleaning applications. Prompt's proprietary formulation encapsulates dirt and oil in many industrial applications that include: floors, walls, metal fabricating equipment, smoke and fire damage as well as equipment restoration.

         Prompt is currently available in 32 oz spray, 5 gallon bucket, and 15-, 30-, and 55-gallon drums for immediate distribution to wholesale and some retail customers.

Future Products

         We have also completed development of formulas for other proprietary cleaning products, which we intend to introduce to the market in the future under private label. These products include an automotive vinyl protector and cleaner, an all-purpose automotive wheel cleaner, an automotive engine cleaner, and a liquid laundry product.

PRODUCT TESTING

         In addition to internal testing of the products, management has submitted Simply Wow(R) and the automotive vinyl protector for independent testing. The first test was conducted on Simply Wow(R) and we received a test report dated August 12, 2003. The testing facility evaluated and rated Simply Wow(R) both as a carpet cleaner and as an all- purpose cleaner.

         Carpet Cleaning. For carpet cleaning tests, Simply Wow(R) was compared to Resolve(R), Woolite(R) Foam Carpet Cleaner Heavy Traffic, and Spot Shot(R). The report stated: "The Simply Wow(R) product compared favorably to Resolve(R), Woolite(R) and Spot Shot(R)." The testing facility conducted its tests by placing a small amount of transmission fluid, red wine, and nail polish on separate squares of light-colored carpet and visually reviewing the results of cleaning. Each product was applied three times to each stain and compared as to its ability to remove the stain.

         After its third application, Simply Wow(R) was able to remove 70% of the transmission fluid stain, as compared to 85% by Woolite(R) and Resolve(R), and 80% by Spot Shot(R).

         After the second application of Simply Wow(R) on the red wine stain, it was able to remove 100% of the stain. After second applications, Woolite(R) and Resolve(R) removed 95% of the stain and removed 99% of the stain after the third application. Spot Shot(R) removed 99% of the stain on the second application and 100% on the third application.

         After the third application of Simply Wow(R) on the nail polish stain, it removed 65% of the stain, compared to Woolite(R) which removed 10%, Resolve(R) which removed 5%, and Spot Shot(R) which removed 40% of the stain.

         All Purpose Cleaning. For the all-purpose cleaner performance tests, Simply Wow(R) was compared to Orange Clean(R), Fantastik(R), and Formula 409(R). The test was limited to the ability of these products to remove Bic(R) pen, marker, and red crayon and grease from a painted wall. The report stated: "The Simply Wow(R) product was more effective on all of the stains compared to the Orange Clean(R), Fantastik(R) and Formula 409(R) products. No damage was noted on the painted wall." Simply Wow(R) was also compared to these products for the ability to remove cooked-on grease from an enamel stovetop. The report stated:
"All four products were equally effective in removing the baked-on grease. No streaking was noted with any of the products."

         Automotive Vinyl Cleaning Product. The second independent test was conducted on our private label automotive vinyl cleaner and we received a test report dated October 2, 2003. The testing facility evaluated our product compared to Armor All(R) on the basis of appearance, pH, percent of solids, and performance. Testing of the performance of the two products was completed by spraying each product on vinyl and rubber, allowing the sample to soak in for ten minutes, and then wiping the remaining liquid off with a paper towel. While both products produce foam after shaking, the foam in our product remained long after shaking as compared to the foam in Armor All(R), which dispersed quickly. The pH and percentage of solids in our product was lower than in Armor All(R), and both products adequately cleaned and shined vinyl and rubber. The report concluded that aside from the physical differences in the products, our brand compared to Armor All(R) in performance.

         While we believe that our products compare favorably in performance with other products, the level of independent testing performed to date has been limited in scope, primarily because of our limited funding. Also, our products may not outperform all other products in each instance. For example, Simply Wow(R) did not outperform the other products in removal of transmission fluid and was found only equally effective in removing baked-on grease. Likewise the automotive vinyl cleaner was equal to, but did not outperform, Armor All(R).

         Our products are subject to the risk that additional independent testing would not be favorable if our products were compared to other products on other stains or on other surfaces. As an example, prior to the development of the Stain Pen(TM), Simply Wow(R) was tested by an independent facility at the request of a prospective client for use as a laundry cleaner. The tests concluded that Simply Wow(R), when diluted to meet testing requirements, did not work as well as other laundry cleaners, which lead to the development by us of the Stain Pen(TM) to remove stains from laundry. The Stain Pen has only been tested in-house. We have also conducted in-house testing on all of our products on many types of stains and on other surfaces, but presently do not intend to seek further independent testing of its existing products. We believe the products are safe and effective when used as directed. However, the in-house testing of our products should not be deemed indicative or conclusive that our products would compare favorably if additional tests were conducted by independent facilities or that independent testing facilities would reach the same results as our in-house tests.

         We are also subject to risk that existing or new manufacturers could develop new or better products than the ones offered by us. While we devote a portion of our funds to on-going research and development, the amount of our funding in this area is extremely limited when compared to the manufacturers of products, which compete with ours. We believe that most other companies in the household cleaning industry are significantly better funded than are we and devote significantly more funds to developing new, or improving existing, products which compete with ours.

PRODUCT PRODUCTION

         We do not currently produce our products in-house except for Stain Pen(TM), which is produced in our facility. We believe that the production facility, which has agreed to manufacture our other products, would be adequate to produce our products in sufficient quantities to meet any anticipated future needs. We also believe other production facilities are available upon similar terms if for any reason the current facility could not meet demand for production. We also believe sufficient quantities of raw materials for our products are reasonably available such that production would not be unreasonably delayed, although we do not have any contracts for production of these raw materials. We have not secured any form of financing for significant production of our products. We will attempt to secure funding either from private sources or through a bank loan or factoring arrangement. There is no assurance that we will be able to obtain any of these sources of financing, or that if we could obtain it that the financing terms would be favorable to the company.

PRODUCT DISTRIBUTION

         The most critical phase of our operations at this point is the marketing of our products. Presently, we have few firm commitments for our products. We market our products using both current management personnel and outside independent marketing companies. We currently have three outside marketing arrangements, which we consider significant. They are with Marden Distribution, Inc., Integritas, Inc., and Media Corp Worldwide.

Outside Marketing Arrangements

         Marden Distribution, Inc. We have entered into a Distribution Agreement dated March 17, 2004, with Marden Distributing, Inc. ("Marden"), an Arkansas corporation with an approved vendor status with Wal-Mart(R), Sam's Club(R), and ACE Hardware(R). Although the agreement grants to Marden the exclusive right to distribute our products to these retail outlets, there is no assurance that Marden will be able to obtain sufficient purchase orders for our products from these sources. We believe that the value of the agreement with Marden is in Marden's ability to present our products to these retailers quicker and at less expense than we could directly. We have learned that national retailing chains typically will not consider selling products unless the products are furnished by an approved vendor and that the process of obtaining an approved vendor status with national retail chains such as Wal-Mart(R), Sam's Club(R), and ACE Hardware(R) requires substantial time and expense. We believe that the ability of Marden as an approved vendor to present our products to these national chains will reduce the cost to the company to otherwise present its products to the persons at these retail chains who could decide whether to order our products for sale in their stores.

         Management, through Marden, is actively pursuing meetings with representatives of Wal-Mart(R) and ACE Hardware(R) to present our products for distribution by them. As a result of our agreement with Marden, we have had initial contact with representatives of ACE Hardware(R) and have been able to schedule meetings with representatives of Wal-Mart(R) for our SimplyWow and Stain Pen products. We are scheduled to furnish samples of our automotive products to Wal-Mart(R) for evaluation. However, there is no assurance that as a result of these meetings either Wal-Mart(R) or ACE Hardware(R) will place purchase orders for our products. There is also no assurance that our products, if accepted, would be sold through all stores nation-wide or limited to regions or certain stores. Our negotiations with these stores are in the early stages and should not be viewed as indicative of being able to reach final agreements with these retailers. We have not received any purchase orders for our products from these retail outlets and presently have no firm commitment or understanding with these retail companies.

         Our agreement with Marden is exclusive in the sense that no one else can market Simply Wow(R), Stain Pen(TM), and derivatives of these products such as our engine cleaner, upholstery cleaner, and wheel cleaner, to Wal-Mart(R), Sam's Club(R), and ACE Hardware(R). The initial period of exclusivity expires September 13, 2004, and we anticipate that we will extend the agreement for another six months from that date, although we had not finalized such extension as of the date of this Report. Thereafter, continued exclusivity will be based upon negotiated quarterly goals set by us and Marden based upon prior sales and market penetration, if any, of our products into these retail outlets and existing commercial standards at the time the goals are set.

         The agreement is for an initial term of three years and is automatically renewable for another three years unless canceled prior to the expiration of the initial period. Thereafter the agreement is renewable from year-to-year and is cancelable upon sixty days' notice. We have agreed to pay Marden a flat percentage fee based on the gross "sell-in" price to each retailer based on the wholesale cost of the goods sold to the retailer plus the flat percentage amount. Marden has agreed to pay all of the costs and expenses associated with the marketing and distribution of the products to the retailers. We have agreed to maintain product liability insurance, which we currently have in place, and to hold Marden harmless from any liability associated with the use of our products.

         Integritas, Inc. We have entered into an arrangement with Integritas, Inc. to provide product distribution, customer relations and investor relations services.

         Media Corp Worldwide. The company has entered into an exclusive direct response "As Seen on TV" commercial marketing agreement with Media Corp Worldwide to create an infomercial advertising Source Direct's proprietary cleaning products, and to further market its proprietary product lines Simply Wow(R) and Stain Pen(TM) on television only.

         Media Corp Worldwide is a multifaceted firm specializing in product manufacturing, marketing and distribution by implementing a proven strategic formula for building consumer awareness as well as leading provider of direct response television. The "As Seen on TV" marketing approach offers the consumer the opportunity to become educated about a product prior to purchasing.

         Media Corp Worldwide has agreed to promote our household cleaning products through a direct response, "As Seen on TV" infomercial. In August 2004 Media Corp Worldwide completed the final scheduling and began airing its exclusive, direct response "As Seen on TV" commercial for Simply Wow(R) and Stain Pen(TM).

         Media Corp Worldwide started testing the One Minute "As Seen on TV" Infomercial on Friday, August 8, 2004, and continued airing through Tuesday, August 17th 2004 between the hours of 6:00 a.m. and 12:00 a.m. on cable channels HGTV and the WE channel. The promotional package advertised includes: two 22oz Simply Wow(R) all purpose cleaners, one 4oz Simply Wow(R) all purpose cleaner, and two proprietary color safe Stain Pen(TM) for an introductory price of $19.95 plus shipping and handling.

Direct Marketing Distribution.

         In June 2004, through our internal marketing efforts we have received our vendor number and purchase orders from Albertsons(R), Inc.

         As of June 30, 2004, we had received purchase orders from each of three divisions, representing distribution centers in Denver, Phoenix and Salt Lake City. We have begun the shipping of our proprietary line of cleaners, including Simply Wow(R) and Stain Pen(TM) to the three distribution centers in June 2004.

         In August 2004 Albertsons(R) approved 4 additional divisions, totaling more than 850 additional stores, to the current ongoing distribution effort for our products. This expanded retail distribution will include: approximately 310 Albertsons(R) stores in the Southern California Division, approximately 210 stores in the Northern California Division, approximately 190 stores in the Dallas Ft. Worth, Division, and approximately 140 Acme(R) stores in Albertsons(R) Eastern Division.

         Since inception, we have spent approximately $57,500 on research and development of the business, our products, and our marketing strategy.

Significant Customers

         Through June 30, 2004, we received the majority of our revenues through sales of our products by three divisions of Albertsons: the Salt Lake division, the Denver division, and the Phoenix division. We believe that we have a good relationship with these divisions, two of which have continued to order and purchase products from us. Additionally, subsequent to June 30, 2004, we have received purchase orders from additional divisions of Albertsons.

Principal Suppliers

         The principal suppliers of the raw materials we use to manufacture our products include Michelman Incorporated, Norman Fox & Co., Chemcentral Inc., and VoPak USA. We believe that we have good relationships with our suppliers.

COMPETITION

         The market for cleaning products is intensely competitive and dominated by a small number of large, well-established and well-financed companies. All of the competitors have longer operating histories and greater financial, technical, sales and marketing resources than does the Company. In addition, we also face competition from potential new entrants into the market who may develop new cleaning products. We cannot guarantee that the Company will be able to compete successfully against current and future competitors or that competitive pressures will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business. We also cannot guarantee that the life cycle of the products of the Company will be sufficient for it to realize profitability.

Employees/Consultants

         We currently have five full time employees. A majority of our marketing and distribution efforts are handled through the distribution agreements noted above. Our production efforts are also mostly outsourced through our manufacturing arrangement.

         In July 2003 we entered into a one-year consulting agreement with Ageless Enterprises LLC, a Utah limited liability company. In the agreement, Ageless agreed to update our web site, design product literature and artwork, develop investor and sales packages, assist in investor relations, develop a pricing structure for our products, and assist in recruiting a product broker for our products. As consideration for these services, our subsidiary issued 2,500,000 shares of common stock to Ageless, which were converted into 3,750,000 shares of our common stock in the merger transaction with our company, which closed in October 2003. In addition, pursuant to the terms of the agreement, our Company paid Ageless $66,000 for the product marketing efforts set forth in the agreement. The Consultant agreed to pay for any expenses incurred in the development of the marketing program.

         Subsequent to June 30, 2004, we canceled the shares of common stock that we had issued to Ageless Enterprises.

Websites

         The Company's website can be found at the URL address: www.simplywow.com. The Company holds trademarks on the names Simply Wow(R) ,Stain Pen(TM) and Prompt(TM). The Company has also secured the Internet URLs
www.simplywow.com,         www.stainpen.com,          www.allpurposecleaner.com,
www.laundrystain.com, www.laundrystains.com. We anticipate that over the next three to six months, each of these sites will be developed further.

Risk Factors

         There are various risks involved in any investment in the Company, including those described below. Any shareholder or potential investor in the Company should consider carefully these risk factors.

The financial statements of the Company include a "Going Concern" Limitation.

         The financial statements of the Company have been prepared based upon the assumption that it will achieve a level of profitable operations and/or obtain additional financing. The Company has not yet established a source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Since inception and through June 30, 2004, it has had accumulated losses totaling approximately $562,000. Also, as of June 30, 2004, it was still developing operations. If the Company is unable to generate revenues or obtain additional financing prior to the use of its current cash resources, it may be required to cease operations.

The Company is a development stage company and may require additional funding.

         The Company has only recently commenced its principal business operations and is therefore in a development stage. It has experienced significant losses since inception and has generated only limited revenues. There is no assurance that it will ever achieve full operations or that it will ever be profitable. Further, there is no assurance that the cash funds of the Company will be sufficient to continue operations or to meet its cash requirements for the remainder of this fiscal year. The Company likely will require further funding. It presently has no agreements or arrangements for such additional funding. If such funding is not obtained, the Company could be required to severely cut back or cease operations.

The Company has not applied for a patent on its products.

         The Company has not made application for a patent on either of its products. Management believes it would be difficult, if not impossible, to duplicate the formulas for the Company's products. The Company maintains confidentiality agreements with all parties who have access to the formulas. Nevertheless, there is no assurance that someone could not duplicate the formulas and directly compete with the Company. The cost of litigating the issue of illegal competition may preclude the Company from being able to protect the secrecy of the formulas. Public disclosure or availability of the Company's formulas could have a material adverse impact on the Company's operations and its ability to sell its products.

The loss of the services of current management would have a material negative impact on the operations of the Company.

         The Company will be dependent on its current management, which includes the developer of the formulas, for the foreseeable future. The loss of the services of any member of this management group could have a material adverse effect on its operations and prospects. At present, the Company does not have employment agreements or other agreements with management which would prevent them from leaving and competing with the Company. The Company has not obtained "key man" insurance policies on any member of management.

The Company will be in competition with a number of other companies, which may be better financed than the Company.

         The market for cleaning products is intensely competitive and dominated by a small number of large, well-established, and well-financed companies. Many of these competitors have longer operating histories and greater financial, technical, sales and marketing resources than does the Company. In addition, the Company also faces competition from potential new entrants into the market who may develop new cleaning products. Management cannot guarantee that the Company will be able to compete successfully against current and future competitors or that competitive pressures will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm the Company's business. Management also cannot guarantee that the life cycle of the Company's products will be sufficient for it to realize profitability.

There is no active public market for the common stock of the Company.

         Although the common stock of the Company is quoted on the OTC Bulletin Board under the ticker symbol SDRT.OB, there is currently no active trading of the stock and no assurance that trading volume will increase in the future. Therefore, the nature of the Company's common stock is extremely illiquid. The shares of the Company are appropriate only for an investor who has no need for liquidity in the shares and who has adequate means of providing for his or her current needs and contingencies, even if the receipt of such shares results in a total loss to the shareholder.

The Company's shares are designated as penny stock.

         The Company's shares are designated as "penny stock" and thus may be more illiquid. The SEC has adopted rules (Rules 15g-2 through l5g-6 of the Exchange Act) which regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions. The penny stock rules require a broker-?dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customers account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules. Since the Company's shares are subject to the penny stock rules, persons holding or receiving such shares may find it more difficult to sell their shares. The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares and the ability of shareholders to sell their stock in any secondary market.

The market for the Company's shares is volatile.

         The over-the-counter market for securities, such as the one on which the Company's shares is quoted, has historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as acceptance of the products of the Company, and trends in the cleaning products industry, and the investment markets generally, as well as economic conditions and quarterly variations in its results of operations, may adversely affect the market price of the Company's common stock.

Future issuances of stock could adversely affect holders of the Company's common stock.

         The Company's Board of Directors is authorized to issue 100,000,000 shares of common stock, of which 69,281,400 shares are outstanding, which can be issued without shareholder approval. Additional common stock may be issued or reserved for issuance on terms and at prices as may be determined by the Board of Directors. Among other things, such authority may make it more difficult for a person to acquire or take over the Company. In turn, this may make it less likely that holders of common stock will receive a premium price for their shares in any attempted take-over transaction.

Forward-Looking Statements

         This Report contains statements that plan for or anticipate the future. Forward-looking statements include statements about the Subsidiary's future operations involving the marketing of cleaning products, about its future business plans and strategies, and most other statements that are not historical in nature. In this report forward-looking statements are generally identified by the words "anticipate," "plan," "intend," "believe," "expect," "estimate," and the like. Although the parties believe that any forward-looking statements made in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified in the Risk Factors section of this document, include the following:

         o      changes in government regulations;

         o      changes in business strategies;

         o      market acceptance of the products of the Company;

         o      failure to successfully market the products of the Company;

         o the inability of the Company to raise sufficient operating capital; and

         o      a general decline in the economy.

         In light of the significant uncertainties inherent in the forward-looking statements made in this Report, particularly in view of the early stage of operations of the Company, the inclusion of this information should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved.


ITEM 2.  DESCRIPTION OF PROPERTY

         The offices of Source Direct are located at 2345 North Woodruff Avenue, Idaho Falls, Idaho, 83401. We currently pay rent of $1,500 per month for the office space.

         Additionally, we are negotiating for the purchase of a new location which would include office space, as well as manufacturing and storage space. As of the date of this Report, we had put $5,000 earnest money toward the property, but had not concluded the negotiations or executed any final documents.

         We do not anticipate manufacturing our products in-house except for Stain Pen(TM). We have made arrangements with a facility to produce our other products and believe this facility well meet our production needs during the next twelve months. Therefore, we do not anticipate purchasing any plant or significant equipment at this time.


ITEM 3.  LEGAL PROCEEDINGS

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Other than the merger of Source Direct, Incorporated, with a wholly owned subsidiary of Global-Tech Capital Corp., as described below in Part II,
Item 5, no matters were submitted to a vote of the security holders in the prior year, and no matters were submitted to a vote of the security holders in the fourth quarter of the year ended June 30, 2004.



                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MERGER AGREEMENT

         On October 14, 2003, the closing of the Agreement and Plan of Merger dated September 29, 2003, (the "Merger Agreement") with Global-Tech Capital Corp. ("GTCC") and Source Direct, Incorporated, an Idaho corporation, ("SDI") was held. As a result of the closing, a newly created and wholly owned subsidiary of GTCC was merged into SDI, and the shareholders of SDI received 1.5 shares of GTCC common stock for each outstanding share of SDI. Also as a result of the closing, George Polyhronopoulos and David Mallo resigned as directors and officers of GTCC; Deren Z. Smith was appointed a director and president of GTCC and Kevin Arave was appointed a director and secretary/treasurer of GTCC. The appointment of Mr. Smith and Mr. Arave as directors was designated by SDI as provided in the Agreement. As a result of the merger, the shareholders of SDI exchanged all of the outstanding shares of SDI for 63,030,000 shares, or approximately 84%, of the stock of GTCC. Immediately prior to closing, GTCC had 12,151,400 shares outstanding. As a result of the closing, and the issuance of the shares to the shareholders of SDI, of the Company's common stock had 75,181,400 common shares outstanding. In connection with the merger, GTCC's name was changed to Source Direct Holdings, Inc. SDI is a wholly owned subsidiary of Source Direct Holdings, Inc. As of June 30, 2004 there were 69,281,400 shares of the company's common stock outstanding of which 12,151,400 are free trading shares.

MARKET FOR COMMON STOCK

         The common stock is traded in the over-the-counter market and quoted on the OTC EBB under the symbol "SDRT" and quoted in the pink sheets published by the National Quotations Bureau.

         Our common shares are designated as "penny stock" and thus may be more illiquid. The SEC has adopted rules (Rules 15g-2 through l5g-6 of the Exchange
Act), which regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customers account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules. Since our common shares are subject to the penny stock rules, persons holding or receiving such shares may find it more difficult to sell their shares. The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares and the ability of shareholders to sell their stock in any secondary market.

         The trading volume in the Common Stock has been and is extremely limited. The limited nature of the trading market can create the potential for significant changes in the trading price for the Common Stock as a result of relatively minor changes in the supply and demand for Common Stock and perhaps without regard to our business activities. Because of the lack of specific transaction information and our belief that quotations are particularly sensitive to actual or anticipated volume of supply and demand, we do not believe that such quotations are reliable indicators of a trading market for the Common Stock.

         The market price of our common stock may be subject to significant fluctuations in response to numerous factors, including: variations in our annual or quarterly financial results or those of our competitors; conditions in the economy in general; announcements of key developments by competitors; loss of key personnel; unfavorable publicity affecting our industry or us; adverse legal events affecting us; and sales of our common stock by existing stockholders.

         Subject to the above limitations, we believe that during the four fiscal quarters preceding the date of this filing, the high and low sales prices for the Common Stock during each quarter are as set forth in the table below (such prices are without retail mark-up, mark-down, or commissions).


                  QUARTER ENDED                   HIGH     LOW
         -----------------------------            ----     ---
         June 30, 2004                             .23     .08
         March 31, 2004                            .37     .07
         December 31, 2003                         .99     .16
         September 30, 2003                       1.08     .25

Note: There were no trades in our common stock prior to August 2003.

         On June 30, 2004, there were approximately 89 stockholders of record of the Company's Common Stock.

         We have not paid any dividends to date. We can make no assurance that our proposed operations will result in sufficient revenues to enable profitable operations or to generate positive cash flow. For the foreseeable future, we anticipate that we will use any funds available to finance the growth of our operations and that we will not pay cash dividends to stockholders. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, restrictions imposed by lenders and financial condition and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES

         In July 2004, we issued 1,500,000 shares of our common stock to NCP Enterprises, for gross proceeds of $150,000. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4 (2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving a public offering.

         In August 2004, we issued an aggregate of 5,000,000 shares to six outside consultants in exchange for consulting services provided to the Company. Additionally, we issued warrants to purchase up to an additional 4,000,000 shares to four of the consultants. The shares and warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4 (2) thereof, and Rule 504 promulgated thereunder, as a transaction by an issuer not involving a public offering.

         In March 2004, we issued an aggregate of 1,600,000 shares of our common stock to an accredited investor in exchange for gross proceeds of $150,000. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving a public offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

         From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements  may be  included  in,  but not  limited  to,  press  releases,  oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project or projected," or similar expressions are intended to identify "forward-looking statements." Such statements are qualified in their entirety by reference to and are accompanied by the below discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

         Management is currently unaware of any trends or conditions other than those mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future (vi) a very competitive and rapidly changing operating environment, (vii) changes in business strategy, (viii) market acceptance of our products and, (ix) a failure to successfully market our products.

         The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

         The financial information set forth in the following discussion should be read with the financial statements of Source Direct included elsewhere herein.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We generated our first revenues during the quarter ended June 30, 2004. These revenues were generated from purchase orders from various Albertson's(R) stores and totaled $21,734 for the year ended June 30, 2004. We anticipate receiving additional orders from this source as well as from the other distribution agreements that are in place, but we can give no assurance that such sales will occur. Our cost of goods sold for these sales totaled $11,200, which resulted in a gross profit margin of $10,534 or 48.5% of sales.

         Operating expenses for the year ended June 30, 2004 totaled $549,104. Compensation related expenses were $160,770. Consulting fees associated with marketing, customer relations and public relations totaled $191,506. These expenses were incurred as a result of our efforts to gain market recognition and acceptance of our products. Other marketing related expenses were $26,281. Travel expenses incurred for product promotion and general business activities totaled $28,963. We incurred $40,802 in legal and accounting related expenses primarily as a result of the merger agreement preparations and related audits of the merger participants. The remaining expenses were incurred for general business purposes. We believe we will continue to incur substantial expenses for the near term as we increase our marketing efforts to introduce our products to the market.

         Operating expenses for the prior year ended June 30, 2003, totaled $23,235. All of the expenses relate to the business of the prior operations before the October 2003 merger, and we do not believe they have any significance on our current business operations or our future plans.

Liquidity and Capital Resources:

         Since inception to June 30, 2004, we have funded our operations from the sale of securities and loans from shareholders.

         Source Direct, Incorporated, our operating subsidiary, conducted a non-public offering of its stock prior to the merger. The offering provided for the sale of up to 4,000,000 shares at $.075 per share for gross proceeds of $300,000. At the close of the offering, $300,000 in gross proceeds was received. We have utilized these funds for our various marketing and promotion efforts and general business activities as noted above.

         On or about March 22, 2004, we sold 1,600,000 shares of the parent company's restricted common stock at $0.094 per share to Mark E. Miller and Dennis N. Miller for gross proceeds of $150,000. The purchasers own Marden, Inc., an entity with whom we have an existing product distribution agreement.

         We have also funded our operations with loans from shareholders. As of June 30, 2004 we were indebted to the shareholders in the amount of $36,563. The loans are non-interest bearing.

         At June 30,  2004,  we had cash of $955,  and net  working  capital  of
$18,580. Our cash requirements for the next twelve months will depend significantly on the number of purchase orders we receive for our products and our ability to secure financing for these orders. We anticipate that we will be able to secure either a business loan or a factoring arrangement for any purchase order that exceeds our current ability to fund internally. However, we have no current agreements or arrangements, which would provide such funding. We have also not negotiated the terms of such funding and cannot provide any assurance that the terms will be favorable for the company. We are also unable to predict the number of orders for our products, or if we receive additional orders, the amount of operating profit such orders would generate. Therefore, we are unable to predict our future cash requirements until we secure additional purchase orders.

         We continue to perform research and development to improve our existing cleaning products and to provide new cleaning products. We anticipate that we will continue to spend funds for research and development during the next twelve months, but we are unable to predict or anticipate the total amount of these future research and development expenses. In many instances, new products are developed as a result of interest expressed by a potential retail client in similar or ancillary products to the ones initially presented. This may occur especially in our private label products. Many retail outlets require a set of related private label cleaning products before ordering any cleaning products. Such was the case in our automotive cleaning products. Our wheel cleaning and tire cleaning products were developed as a result of responses from potential clients for our automotive vinyl-cleaning product who required a set of automotive cleaning products rather than the single vinyl-cleaning product.

         Because we are in our startup phase, we believe we will need additional funding. We are assessing the possibilities for financing our business plan and trying to determine what sources of financing we might explore to raise the needed capital. We have no outside sources for funding our business plan at this time. We will need additional capital for any current or future expansion of our operations we might undertake. If we do not obtain funding, we will have to discontinue our current business plan. We do not believe traditional sources of funding such as bank loans would be available for these expenses, and therefore anticipate that if additional funding is required, such funding would be in the form of private lending arrangements or equity investment in the company.

Off-Balance Sheet Arrangements

         The Company has no off-balance sheet arrangements.

Plan of Operation

         The operating subsidiary has embarked on a two-fold growth program, which includes the following strategies and plans:

         Our plan of operation includes the implementation of a multi-pronged marketing strategy to distributors, retail stores, and cleaning professionals, and direct to consumers to position the Company to become a major supplier in the U.S. all-purpose cleaning solution market. Management's business model is to position the Company as an authority in this area, based on (i) its potential as a market innovator and future leader, (ii) careful attention to product quality,
(iii) the Company's tested and proven products, (iv) its ethical business practices, and (v) the confidence of a large number of loyal consumers.

         We also intend to seek acquisitions of small, under-capitalized suppliers of cleaning products whose products would compliment or extend our product line, and which could be acquired readily to support the corporate objectives. We intend to acquire only companies whose market presence, product mix, and profitability meet certain acquisition criteria, and to incorporate their products into the existing product line or into lines of supporting or related products.

         In order to achieve the planned level of growth in both sales and profitability, we anticipate the need for a substantial amount of external capital, either from the sale of securities or incurring of debt, to permit us to execute the next stages of our business plan. We have no firm commitments or arrangements for this funding and there is no assurance that we will be able to secure the funding necessary to implement the business plan. Without adequate capital, we will have to curtail our operations, and will not be able to implement our business plan.

New Accounting Pronouncements

         Source  Direct  does  not  expect  the  adoption  of  recently   issued
accounting pronouncements to have a significant impact on Source Direct's results of operations, financial position, or cash flow.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


                                                                       PAGE


Report of Mantyla McReynolds independent accountants                    F-2

Balance Sheet for the year ended June 30, 2004                          F-3

Consolidated Statements of Operations for the years ended
June 30, 2004 and June 30, 2003 and inception to June 30, 2004          F-4

Consolidated Statements of Stockholders' Equity for period
from (Inception) through June 30, 2004                                  F-5

Consolidated Statements of Cash Flows for the years ended
June 30, 2004 and June 30, 2003 and inception to June 30, 2004          F-6

Notes to Financial Statements                                           F-7

                          Source Direct Holdings, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  June 30, 2004

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Source Direct Holdings, Inc.
Idaho Falls, Idaho

We have audited the accompanying balance sheet of Source Direct Holdings, Inc. [a development stage company] as of June 30, 2004, and the related statements of operations, stockholders' equity/(deficit), and cash flows for the period from inception [July 8, 2002] through June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Source Direct Holdings, Inc. as of June 30, 2004, and the results of operations and cash flows for the period from inception [July 8, 2002] through June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Source Direct Holdings, Inc. will continue as a going concern. As discussed in Note D to the financial statements, the Company has accumulated losses and has not had significant operations since inception. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


Mantyla McReynolds

August 31, 2004
Salt Lake City, Utah

                          Source Direct Holdings, Inc.
                                  Balance Sheet
                                  June 30, 2004


                                     ASSETS

Current assets:
  Cash and cash equivalents                                       $     955
  Accounts receivable                                                20,245
  Inventory                                                          72,847
                                                                  ---------
       Total current assets                                          94,047

Property & equipment, net - Notes A & D                              47,497

Other assets:
  Intangible Assets, net of amortization - Note D                   110,528
                                                                  ---------
       Total other assets                                           110,528

                                                                  ---------
TOTAL ASSETS                                                      $ 252,072
                                                                  =========


                      LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities:
  Equipment Loans                                                 $  15,602
  Accrued expenses                                                   23,302
  Shareholder loans - Note G                                         36,563
                                                                  ---------
       Total current liabilities                                     75,467
                                                                  ---------
            Total liabilities                                        75,467
Stockholders' equity:
Equity - Note B
  Common stock, par value $0.001 per share; 200,000,000
    shares authorized; 69,281,400 issued and outstanding             69,281

  Additional Paid in Capital                                        669,219
  Deficit accumulated during the development stage                 (561,895)
                                                                  ---------
            Total stockholders' equity                              176,605
                                                                  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 252,072
                                                                  =========


                See accompanying notes to financial statements.

                          Source Direct Holdings, Inc.
                            Statements of Operations
          For the years ended June 30, 2004 and 2003 and for the period from inception [July 8, 2002] through June 30, 2004

                                                                                                   From Inception
                                                                                                  [7/8/02] through
                                                              2004                 2003            June 30, 2004
                                                        ----------------     ----------------     ----------------
Revenue                                                 $         21,734     $           --       $         21,734
Cost of sales                                                     11,200                 --                 11,200
                                                        ----------------     ----------------     ----------------
Gross operating profit                                            10,534                 --                 10,534
General and administrative expenses                              549,104               23,235              572,339
                                                        ----------------     ----------------     ----------------
      Income (loss) from operations                             (538,570)             (23,235)            (561,805)

Other income (expense):
  Interest income                                                   --                   --                   --
  Interest expense                                                  --                   --                   --
                                                        ----------------     ----------------     ----------------
       Total other income (expense)                                 --                   --                   --
                                                        ----------------     ----------------     ----------------
Loss from continuing operations before income taxes             (538,570)             (23,235)            (561,805)
  Provision for income taxes                                          60                   30                   90
                                                        ----------------     ----------------     ----------------
Loss from continuing operations                                 (538,630)             (23,265)            (561,895)
                                                        ----------------     ----------------     ----------------
Net loss                                                $       (538,630)    $        (23,265)    $       (561,895)
                                                        ================     ================     ================


Loss per share basic and diluted:
 Net loss per share-basic and diluted                   $          (0.01)    $          (0.01)    $          (0.01)
                                                        ================     ================     ================

Weighted average number of common shares
  outstanding-basic and diluted                               50,822,329           38,020,000           41,948,368
                                                        ================     ================     ================



                See accompanying notes to financial statements.

                          Source Direct Holdings, Inc.
                       Statements of Stockholders' Equity
                  For the period from Inception [July 8, 2002]
                              through July 30, 2004

                                                                                               Deficit
                                                                                             Accumulated        Total
                                             Number of                        Additional       During        Stockholders'
                                               Common           Common         Paid in       Development        Equity
                                               Shares           Stock          Capital          Stage         (Deficit)
                                            ------------     ------------    ------------    ------------    ------------
Balance July 8, 2002                                --       $       --      $       --      $       --      $       --

Issued stock at $1.00 per share                    2,000            2,000            --              --             2,000

Net Loss for period                                 --               --              --           (23,265)        (23,265)

                                            ------------     ------------    ------------    ------------    ------------
Balance June 30, 2003                              2,000            2,000            --           (23,265)        (21,265)
                                            ============     ============    ============    ============    ============

Recall Source Direct shares from 2003             (2,000)          (2,000)           --              --            (2,000)

Recapitalization at Merger with
  Global-Tech Capital Corp                    67,681,400           67,681         520,819            --           588,500

Issued shares at $.09375 per share             1,600,000            1,600         148,400            --           150,000

Net Loss for period                                 --               --              --          (538,630)       (538,630)

                                            ------------     ------------    ------------    ------------    ------------
Balance June 30, 2004                         69,281,400     $     69,281    $    669,219    $   (561,895)   $    176,605
                                            ============     ============    ============    ============    ============



                See accompanying notes to financial statements.

                          Source Direct Holdings, Inc.
                      Consolidated Statements of Cash Flows
          For the years ended June 30, 2004 and 2003 and for the period from inception [July 8, 2002] through June 30, 2004

                                                                                            From
                                                                                          Inception
                                                                                          [7/8/02]
                                                                                           through
                                                                2004          2003         6/30/04
                                                              ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                               $(538,630)    $ (23,265)    $(561,895)
Adjustments to reconcile net loss to net
cash used in continuing operations:
   Depreciation and amortization                                  8,006          --           8,006
Changes in operating assets and liabilities
   Increase in income taxes payable                                  30            30            60
   Increase in shareholder loan                                  35,245         1,318        36,563
   (Increase) in accounts receivable                            (20,246)         --         (20,246)
   (Increase) in inventory                                      (72,847)         --         (72,847)
   Increase in equipment loans                                   15,601          --          15,601
   Increase in payroll liabilities                               23,241          --          23,241
                                                              ---------     ---------     ---------

            Net cash used in operating activities              (549,599)      (21,917)     (571,516)


CASH FLOWS FROM INVESTING ACTIVITIES
   Equipment purchase                                           (51,030)         --         (51,030)
   Acquisition of intangible assets                            (115,000)         --        (115,000)
                                                              ---------     ---------     ---------

            Net cash used in investing activities              (166,030)         --        (166,030)


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of  Stock                                736,500         2,000       738,500
Net borrowing (payments) on long-term debt                      (20,000)       20,000          --
                                                              ---------     ---------     ---------

            Net cash provided by financing activities           716,500        22,000       738,500
                                                              ---------     ---------     ---------

            NET INCREASE (DECREASE) IN CASH                         871            83           955

CASH AT BEGINNING OF YEAR                                            84          --            --
                                                              ---------     ---------     ---------
CASH AT END OF YEAR                                           $     955     $      83     $     955
                                                              =========     =========     =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                     $    --       $    --       $    --
   Cash paid for income taxes                                 $    --       $    --       $    --


                See accompanying notes to financial statements.

                          Source Direct Holdings, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  June 30, 2004


NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Company Background

          Source Direct, Inc. ("SDI"), was incorporated under the laws of the State of Idaho on July 8, 2002. Since its inception, SDI was in the business of promoting and marketing cleaning products and supplies, and developing new products. Since its inception, SDI has been a development stage company.

          On October 14, 2003, SDI, the predecessor of the Company, merged with a wholly owned subsidiary of Global Tech Capital Corp. ("GTCC"), a publicly traded Nevada corporation which was incorporated on July 21, 1998. As a result of the merger, SDI was the surviving entity, and became a wholly owned subsidiary of GTCC. GTCC's name was then changed to Source Direct Holdings, Inc.

          References in these financial statements to the "Company" refer to Source Direct Holdings, Inc., and its subsidiary, Source Direct, Inc., unless otherwise stated.

          Statement of Cash Flows

          Cash is comprised of cash on hand and on deposit with banks. The Company has $955 as of June 30, 2004.

          Income Taxes

          The Company applies Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting For Income Taxes," which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. (See Note C below.)

          Inventory

          Inventory  is valued at the  lower of cost or market  (net  realizable
          value)  using  the  first-in,   first-out  (FIFO)  method.  The  major
          categories of inventory are as follows.


                                                  Current Value
                                                  -------------
                      Raw Materials               $      46,863
                      Work in Process                     2,051

                      Finished Goods                     23,933
                                                  -------------
                            Total Inventory       $      72,847
                                                  =============

                          Source Direct Holdings, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  June 30, 2004


NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

          Net Loss Per Common Share

          In accordance with Financial Accounting Standard No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. During the years ended June 30, 2004 and 2003, there were no common share equivalents outstanding.

          Revenue Recognition

          The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin No. 101 ("SAB 101",
          "Revenue Recognition in Financial Statements." SAB 101 clarifies application of U. S. generally accepted accounting principles to revenue transactions. Revenue from product sales is recognized when goods are delivered to the customer. Revenue from promotional and marketing services is recognized when earned. The Company records accounts receivable for sales which have been completed but for which money has not been collected. The balance uncollected as of June 30, 2004 was $20,246. The Company has had no bad debt recorded to date therefore they do not recognize an allowance for doubtful accounts. For customer purchases paid in advance, the Company records a liability until products are shipped. There was no unearned revenue as of June 30, 2004.

          Use of Estimates in Preparation of Financial Statements

          The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Property and equipment

          Property  and   equipment  are  stated  at  cost.   Expenditures   for
          maintenance and repairs are charged to expense as incurred. Property and equipment are depreciated as follows:

                                        Depreciation          Estimated
                      Asset                Method            useful life
               -------------------     ---------------     ---------------

               Furniture                Straight-line           7 years
               Equipment                Straight-line           7 years
               Office Equipment         Straight-line           5 years

                          Source Direct Holdings, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  June 30, 2004


NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

          Intangible assets

          The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses the accounting and reporting for acquired goodwill and other intangible assets. The Company's intangible assets consist of formulas, trademarks and trade names. The intangible assets are being amortized over their useful life of 15 years. Amortization expense for the years ended June 30, 2004 and 2003, were approximately $4,472 and $0, respectively. Amortization expense for the next five years is expected to be $7,667 each year.


NOTE B    ISSUANCE OF COMMON SHARES

          On October 14, 2003, a reverse merger transaction occurred with Global-Tech Capital Corp., and 67,681,400 shares of common stock were issued. Of those shares of common stock 12,151,400 were the beginning shares of GTCC., and 55,530,000 shares of common stock were issued to shareholders of Source Direct, Inc. at a rate of 1.5 shares of GTCC stock for each share of Source Direct, Inc.

          On March 31, 2004, the Company issued 1,600,000 shares of common stock to private investors for $150,000 or $.09375 per share.


NOTE C    ACCOUNTING FOR INCOME TAXES

          No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception. Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance because it is currently not likely that the Company will be sufficiently profitable in the near future to take advantage of the losses.

                         Deferred tax assets                  Balance        Tax       Rate
           -----------------------------------------------    --------    ---------    ----

           Federal Loss carryforward (expires through 2023)   $561,895    $  84,284     15%
           State Loss carryforward (expires through 2018)      561,895       42,704    7.6%
           Valuation allowance                                             (126,988)
                                                                          ---------
                                     Deferred tax asset                   $       0
                                                                          =========

          The allowance has increased $121,732 from $5,256 from June 30, 2003. The amount shown on the balance sheet for taxes payable represents the annual minimum franchise amount due to the State of Idaho.

                          Source Direct Holdings, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  June 30, 2004


NOTE D    PROPERTY AND EQUIPMENT

          The major categories of property and equipment are as follows:

                                                             Accumulated
                                                             Depreciation/
                                               Total         Amortization     June 30, 2004
                                            ------------     ------------     -------------
          Office Equipment                  $     18,043     $      2,164     $      15,879
          Furniture & Fixtures                       450               49               401
          Equipment                               32,537            1,321            31,216
          Intangibles                            115,000            4,472           110,528
                                            ------------     ------------     -------------
            Net property and equipment      $    166,030     $      8,006     $     158,024
                                            ============     ============     =============

          Depreciation expense was $3,534 in 2004, and $0 in 2003. Amortization expense was $4,472 in 2004, and $0 in 2003.


NOTE E    GOING CONCERN

          The Company has accumulated losses since inception totaling $561,895 and is still developing operations as of June 30, 2004. Financing for the Company's limited activities to date has been provided primarily by the issuance of stock, by advances from stockholders (see NOTE F) and by borrowing funds(see NOTE G). The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as it is presently organized. Management continues to develop its planned principal operations. Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.


NOTE F    NOTES PAYABLE

          The Company has borrowed funds, for operating purposes, from an individual. The terms of the note include 10 payments of $1,000 at 0% interest until March 1, 2005. The loan is secured by a Symbiosis packing machine which is used during the production of the cleaning solution.

          The Company has borrowed funds, for operating purposes, from an individual. The loan is secured by a label applicator, due on demand and non-interest bearing. The Company paid cash for this machine in August of 2004.

                          Source Direct Holdings, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  June 30, 2004


NOTE G    RELATED PARTY TRANSACTION

          During the period ended June 30, 2004, Company stockholders used personal funds to pay Company expenses. These stockholder loans are considered to be short-term and are non-interest bearing. The net amount owed to the stockholders by the Company, as of June 30, 2004, was $36,563.


NOTE H    SUBSEQUENT EVENTS

          Subsequent to the Company's fiscal year end June 30, 2004, the Company entered into agreements with consultants to whom they had issued shares of common stock for services. Pursuant to these agreements, the Company rescinded the grants of certain shares issued and canceled an aggregate of 9,000,000 shares of common stock which had been issued in connection with the merger with GTCC and for services to be rendered subsequent to the merger. The grants were rescinded and the shares were canceled because management felt that the shares had been issued in amounts that were inconsistent with the value of the services provided.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 16, 2003, we filed a Form 8-K with the Securities and Exchange Commission reporting that we changed our Independent Accountants as of October 14, 2003. The following information was filed in that current report:

         (a)(i) On October 14, 2003, Source Direct Holdings, Inc. (the "Parent Company") dismissed Richard M. Prinzi, Jr. as its independent accountant.

         (ii) The reports of Richard M. Prinzi, Jr. on the Parent Company's financial statements for the fiscal years ended June 30, 2003 and 2002 contained no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles, except for the "going concern" paragraph included in the report of the independent accountant dated September 15, 2003.

         (iii) The Board of Directors approved the dismissal on October 14, 2003. The Parent Company has no audit or similar committee.

         (iv) In connection with the Parent Company's audits for its two most recent fiscal years, and for the period up to the date of dismissal, the Parent Company has had no disagreements with Richard M. Prinzi, Jr. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Richard M. Prinzi, Jr. would have caused him to make reference thereto in his report on the financial statements of the Company for such years.

         (v) The Parent Company has requested that Richard M. Prinzi, Jr. furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. Such letter has been furnished and filed with the SEC.

         (b)(i) The Parent Company engaged Mantyla McReynolds as its new independent accountant effective October 14, 2003.

         During the Parent Company's two most recent fiscal years and through the date of this report, neither the Parent Company, nor anyone on its behalf, has consulted with Mantyla McReynolds regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Parent Company's financial statements, and neither a written report nor oral advice was provided to the Parent Company that Mantyla McReynolds concluded was an important factor considered by the Parent Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.


ITEM 8A. CONTROLS AND PROCEDURES

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth information concerning the directors and officers of Source Direct and their ages and positions. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.

NAME                         AGE            POSITION

Deren Z. Smith                34            President and Director
Kevin Arave                   46            Secretary/Treasurer and Director
Gordon Sage                   63            Vice-President of Sales

         Deren Z. Smith became the President of Source Direct Holdings, Inc., in connection with the merger in October 2003, and has been employed as the President of the Subsidiary since July 2002. From 1994 until 1996 he was employed by Holland Chemical Inc. From 1996 until 2001 Mr. Smith was employed by Car Wash Detergent Manufacturers. Mr. Smith filed for personal bankruptcy protection in 1999 under Chapter 7 in the US Bankruptcy Court for the District of Colorado and was discharged in 2000.

         Kevin Arave became the Secretary/Treasurer of Source Direct Holdings, Inc., in connection with the merger in October 2003, and has been employed as Secretary and as director of logistics of the Subsidiary since July 2002. From February 2000 until June 2003 he was employed as manager for Safety & Environmental Products, a distributor of gloves and safety items. From 1996 until 2003 he was the owner of Intermountain Health & Safety, a distributor of gloves and safety equipment. Mr. Arave filed for personal bankruptcy protection under Chapter 7 in 2000 in the US Bankruptcy Court for the District of Idaho and was discharged that same year.

         Gordon Sage was appointed as Vice-President of Sales of Source Direct Holdings, Inc. Mr. Sage has been a consultant to our company to secure the placement of the company's products in retail accounts, including private labeling of our products since October 2003. He has also been involved in establishing a pricing list and product information. He has been responsible for hiring brokers and consultants to market our products. Since October 2003 he has devoted approximately 90% of his time to the business of our subsidiary Source Direct, Inc. Since June 1995 he has also been a regional sales manager for LifeSmart Nutrition Inc., a vitamin marketing company.

         During the last five years, no officers or directors (except as noted above) have been involved in any legal proceedings, bankruptcy proceedings, criminal proceedings or violated any federal or state securities or commodities laws or engaged in any activity that would limit their involvement in any type of business, securities or banking activities.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of the Company's Common Stock, to file initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of Common Stock with the Commission. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended June 30, 2004, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended June 30, 2004, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company is aware of the following untimely filings: Messrs. Smith and Arave filed Forms 3 and Forms 5 on August 19, 2004.

AUDIT COMMITTEE AND FINANCIAL EXPERT

         We do not have an Audit Committee. The Company's directors perform some of the same functions of an Audit Committee, such as; recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

         We have no audit committee financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

         A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

    1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

    2) Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the Securities and Exchange Commission and in other public communications made by the Company.

    3)   Compliance with applicable government laws, rules and regulations.

    4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

    5)   Accountability for adherence to the code.

         We have not adopted a corporate code of ethics. Our board of directors is considering establishing such a code of ethics once we add additional personnel.


ITEM 10. EXECUTIVE COMPENSATION

         The following table reflects compensation paid to our officers and directors for the fiscal year ended June 30, 2004.

                                                                                   LONG TERM COMPENSATION
                                                                             -----------------------------------
                                                                                      AWARDS
                                                                             ------------------------    PAYOUTS
                                                  ANNUAL COMPENSATION        RESTRICTED    SECURITIES    -------
                                               --------------------------      STOCK       UNDERLYING     LTIP       ALL OTHER
                                       YEAR    SALARY     BONUS     OTHER      AWARD        OPTIONS      PAYOUTS    COMPENSATION
    NAME AND PRINCIPAL POSITION        (1)      ($)        ($)       ($)        ($)         SARS(#)        ($)           ($)
 ---------------------------------     ----    ------    -------    -----    ----------    ----------    -------    ------------
 Deren Smith, President & Director     2004    $4,000    $93,200                 $0
 Kevin  Arave, Secretary/Treasurer     2004    $7,500    $45,250                 $0
 & Director

(1) For the fiscal year ended June 30, 2004. There was no compensation for these officers for the fiscal year ended June 30, 2003

No other persons make over $100,000 per year.

COMPENSATION OF DIRECTORS

         Persons who are directors and employees will not be additionally compensated for their services as a director. There is no plan in place for compensation of persons who are directors who are not employees, but it is expected that in the future we will create a remuneration and expense reimbursement plan. It is anticipated that such a plan would be primarily based on stock issuances or stock options.

OTHER COMPENSATION ARRANGEMENTS

         We currently do not have any other compensation arrangements. We may implement some form of compensation plan in the future for the purpose of compensating employees or consultants.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of September 8, 2004, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

                                                NUMBER OF         PERCENTAGE
                                                 SHARES               OF
        NAME OF PERSON OR GROUP                  OWNED *          OWNERSHIP
        -----------------------                 ----------        ----------

        Deren Smith (1)                         17,250,000           24.9%
        Kevin Arave (1)                         16,250,000           23.5%

        All executive officers and
        directors as a group (two persons)      33,500,000           48.4%

 --------------

 * Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

         (1) The person's business address is c/o Source Direct Holdings, Inc., 2345 North Woodruff Avenue, Idaho Falls, Idaho, 83401.

         We currently have no outstanding options or warrants to purchase shares of our common stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Both Deren Smith and Kevin Arave, directors and officers of the Parent Company and the Subsidiary, received 11,500,000 shares each for transferring to the Subsidiary the formulas and related rights used by the Subsidiary. These shares were converted into 17,250,000 shares each of the common stock of the parent upon consummation of the Merger. The transfer of these assets was not transacted at arm's length because both parties were the only directors of the Subsidiary at the time of the transaction. Messrs. Smith and Arave are both founders of the Subsidiary.

         As of June 30, 2004, we were indebted to two individuals, who are officers and directors of the Company, who have lent us funds for business operations. These loans totaled $36,563 as of June 30, 2004.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

Exhibit Number           Name of Exhibit

3.1                      Certificate    of   Amendment   to    Certificate    of
                         Incorporation (1)

3.2                      Articles of Merger, without attachment (2)

10.1 Agreement and Plan of Merger Dated September 29, 2003, without Attachments (2)

10.2 Distribution Agreement dated March 17, 2004, Attached with Marden Distribution, Inc. (3)

10.3 Consulting Agreement dated July 2, 2003 with Attached Ageless Enterprises LLC (1)

10.4 Agreement between Source Direct Holdings, Inc., and Integritas, Inc., dated as of July 25, 2004. (1)

10.5 Television Marketing Agreement between Source Direct Holdings, Inc., and MediaCorp Worldwide, LLC, dated as of September 8, 2004. (1)

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by
                         Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by
                         Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code
                         Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)


(1)  Filed herewith
(2)  Incorporated by reference from Form 8-K (dated October 16, 2003)
(3)  Incorporated by reference from Form 10-QSB (dated May 14, 2004)


b.  Reports on Form 8-K

On October 16, 2003 we filed a current report on Form 8-K reporting the following:

    1.   Change in control of the company,
    2.   Acquisition of assets,
    3.   Change in Registrant's Certifying Public Accountants and
    4.   Change in Company name.

On October 21, 2003 we filed an amended current report on Form 8-K/A with the agreement letter from our prior Certified Public Accountants.

On April 26, 2004 we filed a current report on Form 8-K reporting the following:

    1.   The appointment of a Vice-President of sales,
    2.   The appointment of a Executive Vice-President,
    3.   The issuance of shares of our common stock and
    4.   The cancellation of a distribution agreement with G. Group.

On May 3, 2004 we filed a current report on Form 8-K reporting the Marden distribution agreement.

On May 3, 2004 we filed a current report on Form 8-K reporting the issuance and clarification of various press releases.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The company paid audit and financial statement review fees totaling $4,650 for the fiscal year ended June 30, 2004 to Mantyla McReynolds our current independent accountants.

Audit-Related Fees

         None

Tax Fees

         None

All Other Fees

         None

Audit committee policies & procedures

         The company does not currently have a standing audit committee. The above services were approved by the company's Board of Directors.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 (Registrant)  SOURCE DIRECT HOLDINGS, INC.


                                          By:  /s/ Deren Smith
                                               ---------------------------------
                                               Deren Smith, President & Director
                                               (Chief Executive Officer)

                                        Date:  September 9, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       Signature                   Title                           Date
    ---------------      ------------------------------      -----------------

    /s/ Kevin Arave      Secretary/Treasurer & Director      September 9, 2004
    ---------------      (Chief Financial Officer)
      Kevin Arave