Form 10QSB
period 2004-09-30
SOURCE DIRECT HOLDINGS INC
filed 2004-11-19
CIK 1083661

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2004

                        Commission File Number 333-69414


                          SOURCE DIRECT HOLDINGS, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                          Nevada                    98-0191489
             -------------------------------    -------------------
             (State or other jurisdiction of     (I.R.S. Employer
              incorporation or organization)    Identification No.)


             4323 Commerce Circle, Idaho Falls, Idaho      83401
             ----------------------------------------    ----------
             (Address of principal executive offices)    (Zip Code)


     Registrant's telephone number, including area code   (877) 529-4114


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 17, 2004, the Company had outstanding 69,031,400 shares of its common stock, no par value.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                              PAGE

PART I

  ITEM 1.   FINANCIAL STATEMENTS                                       3
  ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS             7
  ITEM 3.   CONTROLS AND PROCEDURES                                   11

PART II

  ITEM 2.   CHANGES IN SECURITIES                                     13
  ITEM 6.   EXHIBITS                                                  14

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                          SOURCE DIRECT HOLDINGS, INC.
                          [A Development Stage Company]
                                  Balance Sheet
                               September 30, 2004


                                     ASSETS
                                                                  Unaudited
                                                                September 30,
                                                                    2004
                                                                -------------
Current Assets:
  Cash                                                          $      38,000
  Trade Receivables                                                    38,887
  Inventory                                                           167,440
  Employee Advance                                                      5,437
                                                                -------------
Total Current Assets                                                  249,764

Property and Equipment :
  Property and Equipment                                               64,598
  Less: Accumulated Depreciation                                       (6,035)
                                                                -------------
Net Property and Equipment                                             58,563

Other Assets:
  Formula, Trademark, Trade Name                                      115,000
  Accumulated Amortization                                             (6,389)
                                                                -------------
Net Other Assets                                                      108,611

                                                                -------------
TOTAL ASSETS                                                    $     416,938
                                                                =============

                       LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                              $      28,098
  Equipment Loans (current)                                             7,000
  Payroll Liabilities                                                  18,044
  Taxes Payable                                                            60
                                                                -------------
Total Current Liabilities                                              53,202

Total Liabilities                                                      53,202
                                                                -------------

Stockholders' Deficit
  Common Stock -- $.001 par value; 200,000,000
    shares authorized; 67,781,700 issued and
    outstanding at September 30, 2004                                  67,781
  Additional Paid-in Capital                                        1,020,719
  Accumulated Deficit during the Development Stage                   (724,764)
                                                                -------------
Total Stockholders' Deficit                                           363,736
                                                                -------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                       $     416,938
                                                                =============

                          SOURCE DIRECT HOLDINGS, INC.
                          [A Development Stage Company]
                            Statements of Operations
                               September 30, 2004


                                           For the three     For the three       Inception
                                           Months Ended      Months Ended         Through
                                           September 30,     September 30,     September 30,
                                               2004              2003              2004
                                           -------------     -------------     -------------
Revenues                                   $      33,498     $        --       $      55,232
Cost of Goods Sold                                18,119              --              29,319
                                           -------------     -------------     -------------
  Gross Profit                                    15,379              --              25,913

General and Administrative Expense               178,248           168,828           750,587
                                           -------------     -------------     -------------

Operating Loss                                  (162,869)         (168,828)         (724,674)

Interest income                                     --                --                --
Interest expense                                    --                --                --
Gain/(loss) on asset sales                          --                --                --
Income taxes                                        --                --                 (90)
                                           -------------     -------------     -------------

Net Loss before extraordinary                   (162,869)         (168,828)         (724,764)
Extraordinary gain, net                             --                --                --

                                           -------------     -------------     -------------
Net Loss                                   $    (162,869)    $    (168,828)    $    (724,764)
                                           =============     =============     =============

Net Loss per share                         $       (0.01)    $       (0.01)    $       (0.01)

Weighted Average Number of Shares
  Outstanding - Basic and Diluted             64,759,661        12,151,400        41,649,672


                          SOURCE DIRECT HOLDINGS, INC.
                          [A Development Stage Company]
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                       For the Three     For the Three       Inception
                                                       Months Ended      Months Ended         Through
                                                       September 30,     September 30,     September 30,
                                                           2004              2003              2004
                                                       -------------     -------------     -------------
Cash Flow Used for Operating Activities
     Net Loss                                          $    (162,869)    $    (168,828)    $    (724,764)
  Adjustments to Reconcile net losst to
  to net cash used for operating activites:
     Depreciation                                              2,501              --              10,507
     Amortization Expense                                      1,917              --               1,917
     Increase in Trade Receivables                           (18,642)             --             (38,888)
     Increase in Inventory                                   (94,594)          (12,702)         (167,441)
     Increase in employee advance                             (5,437)             --              (5,437)
     Increase in accounts payable                             28,098              --              28,098
     Decrease in equipment loans                              (8,602)             --               6,999
     Increase/(Decrease) in payroll Liabilities               (5,197)             --              18,045
     Increase in income taxes payable                           --                --                  60
                                                       -------------     -------------     -------------
Net Cash Flows Used for Operating Activities                (262,825)         (181,530)         (870,904)

Cash Flows used for Investing Activities
     Purchase equipment                                      (13,567)             (250)          (64,596)
     Acquisition of Intangible Assets                           --                --            (115,000)
                                                       -------------     -------------     -------------
Net Cash Flows Used for Investing Activities                 (13,567)             (250)         (179,596)

Cash Flows used for Financing Activities
     Decrease in Shareholder Loans                           (36,563)           (1,318)             --
     Decrease in Note Payable                                   --             (20,000)             --
     Issued stock for cash                                   350,000           202,000         1,088,500
                                                       -------------     -------------     -------------
Net Cash Flows Used for Financing Activities                 313,437           180,682         1,088,500

Net Increase / (Decrease) in Cash                             37,045            (1,097)           38,000
Beginning Cash Balance                                           955                83              --

Ending Cash Balance                                    $      38,000     $      (1,015)    $      38,000
                                                       =============     =============     =============


                          SOURCE DIRECT HOLDINGS, INC.
                   Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Source Direct Holdings, Inc. ("Source Direct" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Source Direct's Annual Report for the year ended June 30, 2004, filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for June 30, 2004 as reported in the form 10-KSB have been omitted.


NOTE 2 - COMMON STOCK

During the quarter ended September 30, 2004, the Company issued the following shares of its common stock:

In August 2004 the Company sold 500,000 shares of common stock for a purchase price of $50,000. The sell included warrants to purchase up to an additional 500,000 shares of common stock at an exercise price of $0.125 per share.

In July 2004 the Company sold 1,500,000 shares of common stock for gross proceeds of $150,000. The sell included warrants to purchase up to 1,500,000 additional shares of common stock at an exercise price of $0.125 per share.

In August 2004, the Company sold 1,500,000 shares and warrants to purchase another 1,500,000 shares, at an exercise price of $0.125 per share, to two accredited investors for a purchase price of $150,000.

In August 2004, the Company issued an aggregate of 5,000,000 shares to outside consultants in exchange for consulting services provided to the Company. Additionally, the Company issued warrants to purchase up to an additional 4,000,000 shares to the consultants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

         This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. Additionally, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases including "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project or projected," or similar expressions are intended to identify "forward-looking statements." Such statements are qualified in their entirety by reference to and are accompanied by the discussion below of certain important factors that could cause actual results to differ materially from such forward-looking statements.

         Management is currently unaware of any trends or conditions other than those mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future, (vi) a very competitive and rapidly changing operating environment, (vii) changes in business strategy, (viii) market acceptance of our products, and (ix) a failure to successfully market our products.

         The risks identified here are not all inclusive. New risk factors emerge from time to time, and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

         All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

BUSINESS

         Source Direct Holdings, Inc., is a development-stage company, which has acquired the formulas for two cleaning products. These products are Simply Wow(R) and Stain Pen(TM). In addition to these two products we have developed a new product called Prompt(TM) that was introduced in August 2004.

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

Stain Pen(TM)

         Stain Pen(TM) is an on-the-spot stain remover. The convenient size makes it easy to keep at home, in the car, or at the office. This product has a proprietary formula that safely removes food stains, oil paint (wet or dry), makeup, wine, blood, grass stains, grease, coffee and tea stains, and copy machine stains with no harmful fumes or large quantities of liquid to spill. Stain Pen(TM) works simply by applying a small amount of stain pen solution to the stain and applying a damp cloth.

Prompt(TM)

         Prompt(TM) is a multi-purpose, low foaming, non-toxic, biodegradable industrial strength cleaner for multiple commercial and industrial cleaning applications. It is non-hazardous, user friendly, VOC (Volatile Organic Compounds) compliant and is highly effective in many commercial cleaning applications. Prompt's proprietary formulation encapsulates dirt and oil in many industrial applications that include: floors, walls, metal fabricating equipment, smoke and fire damage as well as equipment restoration.

Future Products

         We have also completed development of formulas for other proprietary cleaning products, which we intend to introduce to the market in the future under private label. These products include an automotive vinyl protector and cleaner, an all-purpose automotive wheel cleaner, an automotive engine cleaner, and a liquid laundry product.

         We are subject to risks that existing or new manufacturers could develop new or better products than the ones offered by us. While we devote a portion of our funds to on-going research and development, the amount of our funding in this area is extremely limited when compared to the manufacturers of products which compete with ours. We believe that most other companies in the household cleaning industry are significantly better funded than are we and devote significantly more funds to developing new, or improving existing, products which compete with ours.

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

PRODUCT DISTRIBUTION

         The most critical phase of our operations is the marketing of our products. We market our products using both current management personnel and outside independent marketing companies. We currently have outside marketing arrangements, which we consider significant. They are with Marden Distribution, Inc., Integritas, Inc., Media Corp Worldwide, Fusion Packaging Solutions, Inc., Impact Sales, Inc., and Morgan & Sampson SCA.

         The Marden Agreement grants Marden Distribution, Inc. exclusive right to distribute our products to Wal-Mart(R), Sam's Club(R), and ACE Hardware(R). Marden is an approved vendor with these retail organizations. We believe that the ability of Marden to present our products to these national chains will reduce the cost to the company.

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

         The Integritas agreement provides that Integritas, Inc. will provide product distribution, customer relations and investor relations services.

         The Media Corp agreement grants Media Corp Worldwide exclusive direct response "As Seen on TV" commercial marketing. Media Corp Worldwide will create infomercial advertising Source Direct's proprietary cleaning products, and will further market our proprietary product lines Simply Wow(R) and Stain Pen(TM) on television only.

         In September 2004, we signed 2 additional agreements with Media Corp Worldwide. The first, designated as the "QVC Agreement," and extends the marketing relationship between the Company and Media Corp. The QVC Agreement grants to Media Corp the exclusive right to sell the Company's products to the QVC Home Shopping Network. The second, designated the Mail Order Catalog Agreement (the "Catalog Agreement") granted to Media Corp the exclusive right to sell the Products to mail order catalog companies within the United States.

         The Fusion Packaging Solutions agreement is an exclusive mass merchandising and co-branding distribution agreement. Fusion Packaging Solutions, Inc., has a proprietary solution called Pig Spit(R). Pig Spit(R) was introduced at the Sturgis Motorcycle Rally in 1994 and has won the respect of motorcycle enthusiast around the world. Pig Spit(R) makes black wrinkle and powder coat finishes look like new. It wicks into hard-to-reach areas like motor fins and transmissions and eliminates wax stains. Pig Spit(R) is available at most Harley Davidson(R) motorcycle shops in the U.S. and will now be made available exclusively for distribution to mass merchandisers through Source Direct Holdings, Inc., and marketed under the co-branded name of Simply Wow(R) Pig Spit(R).

         The Impact Sales agreement grants Impact Sales, Inc., the exclusive distribution rights for all Source Direct proprietary cleaning products to more than 6,800 grocery retailers in the United States that include: Albertsons, Inc.(R), Kroger Co.(R) and Safeway, Inc.(R). Impact Sales, Inc has been servicing large national retail grocery accounts for more than 20 years and employs more 200 sales associates from their 13 offices in California, Colorado, Florida, Idaho, Illinois, Oregon, Utah, and Washington.

         The Morgan & Sampson agreement grants Morgan & Sampson SCA the exclusive marketing and distribution rights to Source Direct's proprietary Stain Pen(R) Twin Pack to more than 5,000 grocery retailers in the Western United States and Hawaii.

         In addition to the above agreements, we also utilize internal marketing efforts to advertise and distribute our products. We recently became a title sponsor on a NASCAR sponsorship agreement with Erik Darnell and Darnell Motor Sports for the 2004 and 2005 NASCAR racing seasons.

DESCRIPTION OF PROPERTY

         The offices of Source Direct recently relocated to a new production and office facility. This facility is located at 4323 Commerce Circle, Idaho Falls, Idaho. The new location has over 14,000 square feet which includes 3,780 square feet of office space and 10,530 square feet of warehouse space. We believe that this facility provides an excellent opportunity for expansion. Our intention is to produce, package and house our inventory for all of the Stain Pen(TM) products in this facility.

Risk Factors

         There are various risks involved in any investment in the Company, including those described below. Any shareholder or potential investor in the Company should consider carefully these risk factors.

     o The financial statements of the Company include a "Going Concern" Limitation.
     o The Company is a development stage company and may require additional funding.
     o   The Company has not applied for a patent on its products.
     o The loss of the services of current management would have a material negative impact on the operations of the Company.
     o The Company will be in competition with a number of other companies, which may be better financed than the Company.
     o   There is no active public market for the common stock of the Company.
     o   The Company's shares are designated as penny stock.
     o   The market for the Company's shares is volatile.
     o Future issuances of stock could adversely affect holders of the Company's common stock.

Financial Condition and Changes in Financial Condition

         We generated revenues from sales of our cleaning products of $33,498 during the quarter ended September 30, 2004. A majority of these revenues were generated from purchase orders from various Albertsons(R) stores. We anticipate receiving additional orders from this source as well as from the other distribution agreements that are in place, but we can give no assurance that such sales will occur. Our cost of goods sold for these sales totaled $18,120, which resulted in a gross profit margin of $15,379 or 45.9% of sales.

         Operating expenses for the current quarter ended September 30, 2004 totaled $162,869. Compensation related expenses were $91,349. Travel expenses incurred for product promotion and general business activities totaled $10,146. We incurred $27,135 in legal and accounting related expenses primarily as a result of the various marketing agreement preparations. Research and development expenses totaled $6,001 for the quarter. The remaining expenses were incurred for general business purposes. We believe we will continue to incur substantial expenses for the near term as we increase our marketing efforts to introduce our products to the market.

         Operating expenses for the prior year quarter ended September 30, 2003, totaled $168,828. All of the expenses relate to the business of the prior operations before the October 2003 merger, and we do not believe they have any significance on our current business operations or our future plans.

Liquidity and Capital Resources:

         Since inception to September 30, 2004, we have funded our operations from the sale of securities and loans from shareholders.

         During the quarter ended September 30, 2004 we sold 3,500,000 shares of our common stock for total proceeds of $350,000. We have utilized these funds for our various marketing and promotion efforts and general business activities.

         At September 30, 2004, we had cash balances of $38,000, and net working capital of $195,562. In addition, we had current account receivables of $38,887 which were generated from the various purchase orders for our products. Inventory of cleaning products amounted to $167,440. Our cash requirements for the next twelve months will depend significantly on the number of purchase orders we receive for our products and our ability to secure financing for these orders. We anticipate that we will be able to secure either a business loan or a factoring arrangement for any purchase order that exceeds our current ability to fund internally. However, we have no current agreements or arrangements which would provide such funding. We have also not negotiated the terms of such funding and cannot provide any assurance that the terms will be favorable for the company. We are also unable to predict the number of orders for our products, or to determine if we receive additional orders, the amount of operating profit such orders would generate. Therefore, we are unable to predict our future cash requirements until we secure additional purchase orders.

         We continue to perform research and development to improve our existing cleaning products and to provide new cleaning products. We anticipate that we will continue to spend funds for research and development during the next twelve months, but we are unable to predict or anticipate the total amount of these future research and development expenses. In many instances, new products are developed as a result of interest expressed by a potential retail client in products similar or ancillary to the ones initially presented. This may occur especially in our private label products. Many retail outlets require a set of related private label cleaning products before ordering any cleaning products. Such was the case in our automotive cleaning products. Our wheel cleaning and tire cleaning products were developed as a result of responses from potential clients for our automotive vinyl-cleaning product, who required a set of automotive cleaning products rather than the single vinyl-cleaning product.

         We believe we will need additional funding. We are assessing the possibilities for financing our business plan and trying to determine what sources of financing we might explore to raise the needed capital. We have no outside sources for funding our business plan at this time other than the sales of our common stock. We will need additional capital for any current or future expansion of our operations we might undertake.

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

         We also intend to seek acquisitions or co-branding arrangements with small, under-capitalized suppliers of cleaning products whose products would compliment or extend our product line, and which could be acquired readily to support the corporate objectives. We intend to acquire only companies whose market presence, product mix, and profitability meet certain acquisition criteria, and to incorporate their products into the existing product line or into lines of supporting or related products.

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


ITEM 3.  CONROLS AND PROCEDURES

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

         In our Annual Report on Form 10-KSB for the year ended June 30, 2004, we erroneously disclosed the March 2004 sale of 1,600,000 shares of our common stock to Mark Miller in two separate paragraphs. Mr. Miller purchased only 1,600,000 shares.

         In August 2004, Mr. Miller purchased an additional 500,000 shares of our common stock for a purchase price of $50,000, and received warrants to purchase up to an additional 500,000 shares of our common stock at an exercise price of $0.125 per share. These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4 (2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving a public offering.

         Additionally, as we previously disclosed in our Annual Report for the year ended June 30, 2004, in July 2004, we issued 1,500,000 shares of our common stock to NCP Enterprises, for gross proceeds of $150,000. NCP Enterprises also received warrants to purchase up to 1,500,000 additional shares of our common stock at an exercise price of $0.125 per share. These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4 (2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving a public offering.

         In August 2004, we also issued an aggregate of 1,500,000 shares and warrants to purchase another 1,500,000 shares, at an exercise price of $0.125 per share, to two accredited investors for a purchase price of $150,000. These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4 (2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving a public offering.

         Further, as we disclosed in our Annual Report for the year ended June 30, 2004, in August 2004, we issued an aggregate of 5,000,000 shares to six outside consultants in exchange for consulting services provided to the Company. Additionally, we issued warrants to purchase up to an additional 4,000,000 shares to four of the consultants. The shares and warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4 (2) thereof, and Rule 504 promulgated thereunder, as a transaction by an issuer not involving a public offering.

         We have utilized the funds received from the stock sales for our various marketing and promotion efforts and general business activities.

ITEM 6.  EXHIBITS

         3.1    Certificate of Amendment to Certificate of Incorporation (4)

         3.2    Articles of Merger, without attachment (2)

         10.1 Agreement and Plan of Merger Dated September 29, 2003, without Attachments (2)

         10.2   Distribution   Agreement  dated  March  17,  2004,  with  Marden
                Distribution, Inc. (3)

         10.3 Consulting Agreement dated July 2, 2003 with Ageless Enterprises LLC (4)

         10.4 Agreement between Source Direct Holdings, Inc., and Integritas, Inc., dated as of July 25, 2004. (4)

         10.5 Television Marketing Agreement between Source Direct Holdings, Inc., and MediaCorp Worldwide, LLC, dated as of September 8, 2004. (4)

         10.6   QVC  Agreement   between  Source  Direct  Holdings,   Inc.,  and
                MediaCorp Worldwide, LLC, dated as of September 17, 2004. (5)

         10.7 Mail Order Catalog Agreement between Source Direct Holdings, Inc., and MediaCorp Worldwide, LLC, dated as of September 17, 2004. (5)

         31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

         31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

         32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)


         (1)    Filed herewith
         (2)    Incorporated by reference from Form 8-K (dated October 16, 2003)
         (3)    Incorporated by reference from Form 10-QSB (dated May 14, 2004)
         (4)    Incorporated  by reference from Form 10-KSB (filed  September 9,
                2004)
         (5)    Incorporated  by reference  from Form 8-5 (filed  September  30,
                2004)

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     (Registrant)  Source Direct Holdings, Inc.

Date:  November 18, 2004                      By: /s/ Deren Z. Smith
                                                  ----------------------------
                                                  Deren Z. Smith, President
                                                 (Principal Executive Officer)


Date:  November 18, 2004                      By: /s/ Kevin Arave
                                                  -----------------------------
                                                  Kevin Arave, Treasurer
                                                  (Principal Financial Officer
                                                  and Chief Accounting Officer)