Form 10QSB
period 2004-12-31
SOURCE DIRECT HOLDINGS INC
filed 2005-02-14
CIK 1083661

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended December 31, 2004

                        Commission File Number 333-69414


                          SOURCE DIRECT HOLDINGS, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

                        Nevada                     98-0191489
            -------------------------------    -------------------
            (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)    Identification No.)

          4323 Commerce Circle, Idaho Falls, Idaho        83401
          ----------------------------------------      ----------
          (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code    (877) 529-4114
                                                      --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 14, 2005, the Company had outstanding 71,481,904 shares of its common stock, no par value.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                PAGE


PART I

  ITEM 1.    FINANCIAL STATEMENTS                                        3
  ITEM 2.    MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS              8
  ITEM 3.    CONTROLS AND PROCEDURES                                    13


PART II

  ITEM 1.    LEGAL PROCEEDINGS                                          14
  ITEM 2.    CHANGES IN SECURITIES                                      14
  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                            14
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        14
  ITEM 5.    OTHER INFORMATION                                          15
  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                           15

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                          SOURCE DIRECT HOLDINGS, INC.
                           Consolidated Balance Sheets
                                December 31, 2004
                                  (Unaudited)


                                     ASSETS

                                                       December 31, 2004
                                                       -----------------
Current Assets
  Cash                                                 $          61,726
  Trade Receivables                                               16,443
  Inventory                                                      254,596
  Employee Advance                                                 5,437
                                                       -----------------
Total Current Assets                                             338,202

Property and Equipment
  Property and equipment                                          78,496
  Less: Accumulated Depreciation                                  (8,434)
                                                       -----------------
Net Property and Equipment                                        70,062

Other Assets
  Formula, Trademark, Trade-name                                 115,000
  Accumulated Amortization                                        (8,306)
                                                       -----------------
Net Other Assets                                                 106,694

                                                       -----------------
TOTAL ASSETS                                           $         514,958
                                                       =================


LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts Payable                                     $          10,085
  Equipment Loans (current)                                        3,000
  Payroll Liabilities                                             24,064
  Taxes Payable                                                     --
                                                       -----------------
Total Current Liabilities                                         37,149

Long-Term Liabilities
  Payable to Shareholders                                           --
                                                       -----------------
Total Long-Term Liabilities                                         --

Total Liabilities

Stockholders' Deficit
  Common Stock -- $.001 par value; 200,000,000 shares
    authorized; 71,036,400 issued and outstanding at
    December 31, 2004                                             71,036
  Additional paid-in capital                                   1,322,464
  Accumulated deficit                                           (915,691)
                                                       -----------------
Total Stockholders' Deficit                                      477,809
                                                       -----------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT              $         514,958
                                                       =================

                          SOURCE DIRECT HOLDINGS, INC.
                      Consolidated Statement of Operations
                                  (Unaudited)


                                         For the Three         For the Three
                                         Months Ended          Months Ended
                                       December 31, 2004     December 31, 2003
                                       -----------------     -----------------

Revenues                               $          35,908     $            --
Cost of Goods Sold                                15,656                  --
  Gross Profit                                    20,252                  --

General and admin. Expense                       211,178               157,902
                                       -----------------     -----------------

Operating Loss                                  (190,926)             (157,902)

Interest income                                     --                    --
Interest expense                                    --                    --
Gain/(loss) on asset sales                          --                    --
Income taxes                                        --                    --
                                       -----------------     -----------------

Net Loss before extraordinary                   (190,926)             (157,902)
Extraordinary gain, net                             --                    --
                                       -----------------     -----------------
Net Loss                               $        (190,926)    $        (157,902)
                                       =================     =================

Net Loss per share                     $           (0.01)    $           (0.01)

Weighted Average Number
  of shares outstanding                       69,275,259            12,151,400

                          SOURCE DIRECT HOLDINGS, INC.
                            Consolidated Statement of
                                   Operations
                                  (Unaudited)


                                           For the six           For the six
                                          Months Ended          Months Ended
                                        December 31, 2004     December 31, 2003
                                        -----------------     -----------------

Revenues                                $          69,406     $            --
Cost of Goods Sold                                 33,776                  --
                                        -----------------     -----------------
  Gross Profit                                     35,630                  --

General and admin. Expense                        389,426               326,730
                                        -----------------     -----------------

Operating Loss                                   (353,796)             (326,730)

Interest income                                      --                    --
Interest expense                                     --                    --
Gain/(loss) on asset sales                           --                    --
Income taxes                                         --                    --
                                        -----------------     -----------------

Net Loss before extraordinary                    (353,796)             (326,730)
Extraordinary gain, net                              --                    --

                                        -----------------     -----------------
Net Loss                                $        (353,796)    $        (326,730)
                                        =================     =================

Net Loss per share                      $           (0.01)    $           (0.01)

Weighted Average Number
  of shares outstanding                        69,275,259            12,151,400

                          SOURCE DIRECT HOLDINGS, INC.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                 For the Six
                                                                Months Ended
                                                              December 31, 2004
                                                              -----------------

Cash Flow Used for Operating Activities
   Net Loss                                                   $        (353,796)
Adjustments to Reconcile net loss to
 to net cash used for operating activities:
   Depreciation                                                           4,900
   Amortization Expense                                                   3,834
   Decrease in Trade Receivables                                          3,802
   Increase in Inventory                                               (181,750)
   Increase in employee advance                                          (5,437)
   Increase in accounts payable                                          10,085
   Decrease in equipment loans                                          (12,602)
   Increase/(Decrease) in payroll Liabilities                               822
   (Decrease) in income taxes payable                                       (60)

                                                              -----------------
Net Cash Flows Used for Operating Activities                           (530,202)

Cash Flows used for Investing Activities
   Purchase equipment                                                   (27,465)
   Acquisition of Intangible Assets                                        --
                                                              -----------------
Net Cash Flows Used for Investing Activities                            (27,465)

Cash Flows used for Financing Activities
   Decrease in Shareholder Loans                                        (36,563)
   Decrease in Note Payable                                                --
   Issued stock for cash                                                655,000
                                                              -----------------
Net Cash Flows Used for Financing Activities                            618,437

Net Increase / (Decrease in cash                                         60,770
Beginning Cash Balance                                                      955

Ending Cash Balance                                           $          61,725
                                                              =================

                          SOURCE DIRECT HOLDINGS, INC.
                   Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Source Direct Holdings, Inc. ("Source Direct"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Source Direct's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for June 30, 2004, as reported in the form 10-KSB have been omitted.


NOTE 2 - COMMON STOCK

During the quarter ended December 31, 2004 the Company issued the following shares of its common stock:

During November and December 2004, the Company sold 3,005,000 shares of common stock for a purchase price of $305,000. The sale included warrants to purchase up to an additional 3,005,000 shares of common stock at an exercise price of $0.125 per share.

In October 2004 the Company issued 250,000 shares of common stock for services. The issuance included warrants to purchase up to an additional 250,000 shares of common stock at an exercise price of $0.125 per share.

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


NOTE 3 - COMMON STOCK - SUBSEQUENT EVENT

During the months of January and February 2005, the Company issued 660,000 of its common stock for services rendered. The services included warrants to purchase up to an additional 660,000 shares of its common stock. The Company also sold 950,000 shares of common stock for a purchase price of $95,000. The sale included warrants to purchase up to an additional 950,000 shares of common stock at an exercise price of $0.125 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

         This Quarterly Report contains forward-looking statements about the business, financial condition and prospects of Source Direct Holdings, Inc. ("we" or the "Company"), that reflect management's assumptions and beliefs based on information currently available. Additionally, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer, or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project or projected," or similar expressions are intended to identify "forward-looking statements." Such statements are qualified in their entirety by reference to and are accompanied by the below discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

         Management is currently unaware of any trends or conditions other than those mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future (vi) a very competitive and rapidly changing operating environment, (vii) changes in business strategy, (viii) market acceptance of our products and, (ix) a failure to successfully market the Company's products.

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


BUSINESS

         Source Direct Holdings, Inc., has acquired the formulas for two cleaning products. These products are Simply Wow(R) and Stain Pen(TM). In addition to these two products, we have developed a new product called Prompt(TM) that was introduced in August 2004.

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

Prompt(TM)

         Prompt(TM) is a multi-purpose, low foaming, non-toxic, biodegradable industrial strength cleaner for multiple commercial and industrial cleaning applications. It is a non-hazardous, user friendly, VOC (Volatile Organic Compounds) compliant product and is highly effective in many commercial cleaning applications. Prompt's proprietary formulation encapsulates dirt and oil in many industrial applications that include: floors, walls, metal fabricating equipment, smoke and fire damage, as well as equipment restoration.

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

PRODUCT DISTRIBUTION

         The most critical phase of our operations is the marketing of our products. We market our products using both current management personnel and outside independent marketing companies. We currently have outside marketing arrangements, which we consider significant; with Marden Distribution, Inc.; Integritas, Inc.; Media Corp Worldwide; Fusion Packaging Solutions, Inc.; Impact Sales, Inc.; and Morgan & Sampson SCA.

         The Marden Agreement grants Marden Distribution, Inc. the exclusive right to distribute our products to Wal-Mart(R), Sam's Club(R), and ACE Hardware(R). Marden is an approved vendor with these retail organizations. We believe that the ability of Marden to present our products to these national chains will reduce the cost to the company.

         Our agreement with Marden is exclusive in the sense that no one else can market Simply Wow(R), Stain Pen(TM), and derivatives of these products such as our engine cleaner, upholstery cleaner, and wheel cleaner, to Wal-Mart(R), Sam's Club(R), or ACE Hardware(R). We have agreed to pay Marden a flat percentage fee based on the gross "sell-in" price to each retailer based on the wholesale cost of the goods sold to the retailer, plus the flat percentage amount. Marden has agreed to pay all of the costs and expenses associated with the marketing and distribution of the products to the retailers. We have agreed to maintain product liability insurance, which we currently have in place, and to hold Marden harmless from any liability associated with the use of our products.

         The Integritas agreement provides that Integritas, Inc., will provide product distribution, customer relations, and investor relations services.

         The Media Corp agreement grants Media Corp Worldwide exclusive direct response "As Seen on TV" commercial marketing. Media Corp Worldwide will create infomercial advertising for Source Direct's proprietary cleaning products, and will work to further market its proprietary product lines Simply Wow(R) and Stain Pen(TM) on television only.

         In September 2004, we signed two additional agreements with Media Corp Worldwide. The first, designated as the "QVC Agreement," extends the marketing relationship between the Company and Media Corp. The QVC Agreement grants to Media Corp the exclusive right to sell the Company's products to the QVC Home Shopping Network. The second, designated the Mail Order Catalog Agreement (the "Catalog Agreement"), granted to Media Corp the exclusive right to sell the products to mail order catalog companies within the United States.

         The Fusion Packaging Solutions agreement is an exclusive mass merchandising and co-branding distribution agreement. Fusion Packaging Solutions, Inc., has a proprietary solution called Pig Spit(R). Pig Spit(R) was introduced at the Sturgis Motorcycle Rally in 1994 and has won the respect of motorcycle enthusiast around the world. Pig Spit(R) makes black wrinkle and powder coat finishes look like new. It wicks into hard-to-reach areas like motor fins and transmissions and eliminates those wax stains. Pig Spit(R) is available at most Harley Davidson(R) motorcycle shops in the U.S. and will now be made available exclusively for distribution to mass merchandisers through Source Direct Holdings, Inc., and marketed under the co-branded name of Simply Wow(R) Pig Spit(R).

         The Impact Sales agreement grants Impact Sales, Inc., the distribution rights for all Source Direct proprietary cleaning products to more than 6,800 grocery retailers in the United States including Albertsons, Inc.(R); Kroger Co.(R); and Safeway, Inc.(R). Impact Sales has been servicing large national retail grocery accounts for more than 20 years and employs more 200 sales associates from their 13 offices in California, Colorado, Florida, Idaho, Illinois, Oregon, Utah, and Washington.

         The Morgan & Sampson agreement grants Morgan & Sampson SCA the exclusive marketing and distribution rights to Source Direct's proprietary Stain Pen(TM) Twin Pack to more than 5,000 grocery retailers in the Western United States and Hawaii. In January 2005, through this agreement, we have begun shipments of our Stain Pen(TM) product to all Safeway stores and Kmart Super Centers nationwide.

         In addition to the above agreements, we also utilize internal marketing efforts to advertise and distribute our products. We recently became a title sponsor on a NASCAR sponsorship agreement with Erik Darnell and Darnell Motor Sports for the 2004 and 2005 NASCAR racing seasons.

         In January 2005 our internal marketing staff contracted with Bi-Mart Membership Discount Stores. The Company has begun shipments of our proprietary 3 ounce Stain Pen(TM) to all Bi-Mart Membership Discount Stores throughout the northwest region.

         Bi-Mart stores are membership-only stores, which means that customers must join Bi-Mart or be a guest of a member before shopping with them. Bi-Mart currently has over one Million members at more than 60 stores in Washington, Oregon, and Montana, with plans to continue aggressive expansion throughout the greater Northwest. Each store is approximately 30,000 square feet and deals mainly in hard goods in the following departments: photo, house-wares, sporting goods, automotive, hardware, health & beauty, toys, clothing/shoes, beer/food/wine, and a full service pharmacy.

DESCRIPTION OF PROPERTY

         The offices of Source Direct recently relocated to 4323 Commerce Circle, Idaho Falls, Idaho. The property consists of approximately 3,780 square feet of office space, and approximately 10,000 square feet of warehouse and manufacturing space. The Company anticipates that the new facilities will be suitable, appropriate, and adequate for its needs for the foreseeable future.

Risk Factors

         There are various risks involved in any investment in the Company, including those described below. Any shareholder or potential investor in the Company should consider carefully these risk factors.

     o The financial statements of the Company include a "going concern" limitation.

     o   The Company may require additional funding.

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

Financial Condition and Changes in Financial Condition

         We generated revenues from sales of our cleaning products of $35,908 during the quarter ended December 31, 2004. Our cost of goods sold for these sales totaled $15,656, which resulted in a gross profit margin of $20,252 or 56.4% of sales. Revenue for the six-month period ended December 31, 2004 was $69,406 with a gross margin of $35,630.

         Operating expenses for the quarter ended December 31, 2004, totaled $211,178. Compensation related expenses were $53,959. Travel expenses incurred for product promotion and general business activities totaled $14,247. We incurred $18,780 in legal and accounting related expenses primarily as a result of the various marketing agreements and expenses related to fulfilling our filing requirements with the SEC. Research and development expenses totaled $5,490 for the quarter. The remaining expenses were incurred for general business purposes.

         Operating expenses for the six-month period ended December 31, 2004, totaled $389,426. Compensation related expenses were $145,308. Travel expenses incurred totaled $24,393. We incurred $55,915 in legal and accounting related expenses primarily as a result of the various marketing agreement preparations and fulfilling our SEC reporting requirements. Research and development expenses totaled $11,491. The remaining expenses were incurred for general business purposes. We believe we will continue to incur substantial expenses for the near term as we increase our marketing efforts to introduce our products to the market.

         Operating expenses for the prior year quarter and six month period ended December 31, 2003, totaled $157,902 and $326,730 respectively. All of the expenses relate to the business of the prior operations before the October 2003 merger, and we do not believe they have any significance on our current business operations or our future plans.

Liquidity and Capital Resources:

         Since inception to December 31, 2004, we have funded our operations from the sale of securities and loans from shareholders.

         During the quarter ended December 31, 2004, we sold 3,005,000 shares of our common stock for total proceeds of $305,000. We have utilized these funds for our various marketing and promotion efforts and general business activities.

         At December 31, 2004, we had cash balances of $61,726, and net working capital of $301,053. In addition, we had current account receivables of $16,443, which was generated from the various purchase orders for our products. Inventory of cleaning products amounted to $254,596. Our cash requirements for the next twelve months will depend significantly on the number of purchase orders we receive for our products and our ability to secure financing for these orders. We anticipate that we will be able to secure either a business loan or a factoring arrangement for any purchase order that exceeds our current ability to fund internally. However, we have no current agreements or arrangements, which would provide such funding. We have also not negotiated the terms of such funding and cannot provide any assurance that the terms will be favorable for the company. We are also unable to predict the number of orders for our products, or if we receive additional orders, the amount of operating profit such orders would generate. Therefore, we are unable to predict our future cash requirements until we secure additional purchase orders.

         On January 13, 2005, The Company entered into agreements to purchase a new headquarters building (the "Property"). The purchase price for the Property was $800,000. Pursuant to the terms of a promissory note (the "Note"), the Company is required to pay $5,882.19 on or before March 3, 2005, and the same amount on or before the third of each month thereafter. The Note bears interest at a rate of 8.5%, and matures and comes due on January 13, 2006. The Property consists of approximately 3,780 square feet of office space, and approximately 10,000 square feet of warehouse and manufacturing space. The Company anticipates that the new facilities will be suitable, appropriate, and adequate for its needs for the foreseeable future.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 2.  CHANGES IN SECURITIES

         During November and December 2004, the Company sold 3,005,000 shares of its restricted common stock to 13 investors in a private placement for a purchase price of $305,000. The sale included warrants to purchase up to an additional 3,005,000 shares of common stock at an exercise price of $0.125 per share.

         During the months of January and February 2005, the Company issued 660,000 of its common stock for services rendered. The services included warrants to purchase up to an additional 660,000 shares of its common stock. The Company also sold 950,000 shares of common stock in a private placement for a purchase price of $95,000. The sale included warrants to purchase up to an additional 950,000 shares of common stock at an exercise price of $0.125 per share.

         We have utilized the funds received from the stock sales for our various marketing and promotion efforts and general business activities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

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

10.4 Agreement between Source Direct Holdings, Inc., and Integritas, Inc., dated as of July 25, 2004. (4)

10.5 Television Marketing Agreement between Source Direct Holdings, Inc., and MediaCorp Worldwide, LLC, dated as of September 8, 2004. (4)

10.6            QVC  Agreement   between  Source  Direct  Holdings,   Inc.,  and
                MediaCorp Worldwide, LLC, dated as of September 17, 2004. (5)

10.7 Mail Order Catalog Agreement between Source Direct Holdings, Inc., and MediaCorp Worldwide, LLC, dated as of September 17, 2004. (5)

10.8            Note Secured by Deed of Trust (6)

10.9            Deed of Trust (6)

10.10 Co-Branding supply Agreement between Source Direct Holdings, Inc. and Fusion Packaging Solutions, Inc., dated as of February 10, 2005. (6)

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99              Warranty Deed (6)
________________

(1)             Filed herewith
(2)             Incorporated by reference from Form 8-K (dated October 16, 2003)
(3)             Incorporated by reference from Form 10-QSB (dated May 14, 2004)
(4)             Incorporated  by reference from Form 10-KSB (filed  September 9,
                2004)
(5)             Incorporated  by reference  from Form 8-K (filed  September  30,
                2004)


b.  Reports on Form 8-K

         On January 13, 2005, the Company filed a Current Report on Form 8-K relating to the purchase of new headquarters property for the Company.

         On February 14, 2005, the Company filed a Current Report on Form 8-K relating to the agreement with Fusion Packaging Solutions, Inc.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     (Registrant)   Source Direct Holdings, Inc.

Date:  February 14, 2005                      By: /s/ Deren Z. Smith
                                                  -----------------------------
                                                  Deren Z. Smith, President
                                                  (Principal executive officer)


Date:  February 14, 2005                      By: /s/ Kevin Arave
                                                  -----------------------------
                                                  Kevin Arave, Treasurer
                                                  (Principal financial officer
                                                  and chief accounting officer)