Form 10QSB
period 2005-03-31
SOURCE DIRECT HOLDINGS INC
filed 2005-05-18
CIK 1083661

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 25, 2005, the Company had outstanding 74,231,400 shares of its common stock, no par value.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                  PAGE

PART I

  ITEM 1.   FINANCIAL STATEMENTS                                           3
  ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS                 8
  ITEM 3.   CONTROLS AND PROCEDURES                                       15

PART II

  ITEM 2.   UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS          16
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              17

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                          SOURCE DIRECT HOLDINGS, INC.
                      Condensed Consolidated Balance Sheet
                                 March 31, 2005
                                  (Unaudited)

                                     ASSETS
Current Assets
   Cash                                                           $     1,312
   Undeposited Funds                                                      178
   Trade Receivables                                                  103,574
   Inventory                                                          312,113
   Employee Advance                                                     5,437
                                                                  -----------
Total Current Assets                                                  422,614

Property and Equipment
   Property and equipment                                              82,888
   Less: Accumulated Depreciation                                     (10,350)
                                                                  -----------
Net Property and Equipment                                             72,538
Other Assets
   Formula, Trademark, Trade-name                                     115,000
   Accumulated Amortization                                           (11,049)
                                                                  -----------
Net Other Assets                                                      103,951

                                                                  -----------
TOTAL ASSETS                                                      $   599,103
                                                                  ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                               $    87,638
   Equipment Loans (current)                                            1,000
   Payroll Liabilities                                                 20,228
   Taxes Payable                                                         --
                                                                  -----------
Total Current Liabilities                                             108,865

Long-Term Liabilities
   Note Payable - Daren Nelson                                         35,000
                                                                  -----------
Total Long-Term Liabilities                                            35,000

                                                                  -----------
Total Liabilities                                                     143,865
                                                                  -----------

Stockholders' Equity
   Common Stock -- $.001 par value; 200,000,000
      shares authorized; 71,986,000 issued and
      outstanding                                                      71,986
   Additional paid-in capital                                       1,416,494
   Accumulated deficit                                             (1,033,242)
                                                                  -----------
Total Stockholders' Equity                                            455,238
                                                                  -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $   599,103
                                                                  ===========


                 See accompanying notes to financial statements.

                          SOURCE DIRECT HOLDINGS, INC.
                 Condensed Consolidated Statements of Operations
            For the three month periods ended March 31, 2005 and 2004
                                  (Unaudited)

                                             For the Three      For the Three
                                              Months Ended       Months Ended
                                             March 31, 2005     March 31, 2004
                                             --------------     --------------
Revenues                                     $      120,711     $         --
Cost of Goods Sold                                   38,327               --
                                             --------------     --------------
  Gross Profit                                       82,385               --

General and admin. Expense                          199,936            100,858
                                             --------------     --------------

Operating Loss                                     (117,551)          (100,858)


Interest income                                        --                 --
Interest expense                                       --                 --
Gain/(loss) on asset sales                             --                 --
Income taxes                                           --                 --
                                             --------------     --------------

Net Loss before extraordinary                      (117,551)          (100,858)
Extraordinary gain, net                                --                 --

                                             --------------     --------------
Net Loss                                     $     (117,551)    $     (100,858)
                                             ==============     ==============

Net Loss per share                           $        (0.01)    $        (0.01)

Weighted Average Number
  of shares outstanding                          71,945,956         58,839,642



                 See accompanying notes to financial statements.

                          SOURCE DIRECT HOLDINGS, INC.
                 Condensed Consolidated Statements of Operations
            For the nine month periods ended March 31, 2005 and 2004
                                  (Unaudited)

                                              For the Nine       For the Nine
                                              Months Ended       Months Ended
                                             March 31, 2005     March 31, 2004
                                             --------------     --------------
Revenues                                     $      190,117     $         --
Cost of Goods Sold                                   72,103               --
                                             --------------     --------------
  Gross Profit                                      118,015               --

General and admin. Expense                          589,362            427,588
                                             --------------     --------------

Operating Loss                                     (471,348)          (427,588)


Interest income                                        --                 --
Interest expense                                       --                 --
Gain/(loss) on asset sales                             --                 --
Income taxes                                           --                 --
                                             --------------     --------------

Net Loss before extraordinary                      (471,348)          (427,588)
Extraordinary gain, net                                --                 --

                                             --------------     --------------
Net Loss                                     $     (471,348)    $     (427,588)
                                             ==============     ==============

Net Loss per share                           $        (0.01)    $        (0.01)

Weighted Average Number
  of shares outstanding                          71,945,956         39,444,964


                 See accompanying notes to financial statements.

                          SOURCE DIRECT HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
            For the nine month periods ended March 31, 2005 and 2004
                                   (Unaudited)

                                                      For the Nine      For the Nine
                                                      Months Ended      Months Ended
                                                     March 31, 2005    March 31, 2004
                                                     --------------    --------------
Cash Flow Used for Operating Activities
      Net Loss                                       $     (471,348)   $     (427,588)
  Adjustments to Reconcile net loss to
     to net cash used for operating activities:
      Depreciation                                            6,816              --
      Amortization Expense                                    6,577              --
      (Increase)/Decrease in Trade Receivables              (83,328)             --
      (Increase) in undeposited funds                          (178)             --
      Increase in Inventory                                (239,266)          (42,707)
      Increase in employee advance                           (5,437)             --
      Increase in accounts payable                           87,638             4,809
      Increase/(Decrease) in payroll Liabilities             (3,014)             --
      (Decrease) in income taxes payable                        (60)             --

                                                     --------------    --------------
Net Cash Flows Used for Operating Activities               (701,600)         (465,486)

Cash Flows used for Investing Activities
      Purchase equipment                                    (31,857)           (8,490)
      Acquisition of Intangible Assets                         --            (115,000)
                                                     --------------    --------------
Net Cash Flows Used for Investing Activities                (31,857)         (123,490)

Cash Flows used for Financing Activities
      Decrease in Shareholder Loans                         (36,563)           (1,318)
      Decrease in equipment loans                           (14,602)             --
      Increase in Note Payable                               35,000           (20,000)
      Issued stock for cash                                 749,980           736,500
                                                     --------------    --------------
Net Cash Flows Used for Financing Activities                733,815           715,182


Net Increase / (Decrease in cash                                357           126,206
Beginning Cash Balance                                          955                83

Ending Cash Balance                                  $        1,312    $      126,289
                                                     ==============    ==============


                 See accompanying notes to financial statements.

                          Source Direct Holdings, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

Note 1   ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

         Interim financial statements-The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2005 and 2004. There has not been any change in the significant accounting policies of Source Direct Holdings, Inc., for the periods presented. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results for a full-year period. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission (the "SEC").


Note 2   INVENTORY

         Inventories are stated at lower of cost or market and consist of the following:

                                          3/31/05
                                         ---------
                       Materials         $ 312,113

                                         ---------
                       Total             $ 312,113
                                         =========

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

BUSINESS

         We are an emerging company, which has acquired the formulas for two cleaning products. These products are Simply Wow(R) and Stain Pen(TM). The formulas for these products were developed by Deren Z. Smith, the President of Source Direct and one of its directors. Kevin Arave, the Secretary/Treasurer of Source Direct and a director, also assisted in the funding for the development of the formulas. Any and all rights and interests of these parties in and to the formulas or the trademarks were transferred to the Company for 11,500,000 shares each of the Subsidiary. These shares converted into 17,250,000 of the parent company as a result of the Merger with Global Tech Capital Corp. in October 2003. In addition to these two products, we have developed a new product called Prompt(TM) that was introduced in August 2004. In May 2005, we received an additional registered trademark for Works On The Spot(R).

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

PRODUCTS

Simply Wow(R)

         Simply Wow(R) is an all-purpose cleaner that safely and effectively cleans any washable surface. Simply Wow(R) is developed with nonionic surfactants that contain penetrating and suspending agents that dissolve the toughest grease, protein, dirt, and oil stains. The product is a water-based, multipurpose, biodegradable, nontoxic degreaser with a pleasant lemon fragrance that effectively replaces flammable or combustible solvent cleaners. It contains no hazardous solvents or acidic-type chemicals, and its formulation safely accomplishes the cleaning that previously required solvent or acid cleaners, which exposed the user and the environment to the inherent hazards of such chemicals. We recently introduced a new version of this cleaning product called Simply Wow(R) All Organic Multi-Purpose Cleaner Degreaser to meet the demand of ecologically friendly consumers.

         The following are what we believe to be specific advantages of using Simply Wow(R):

         o It is designed with nonionic surfactants and wetting, penetrating, and suspending agents to dissolve the toughest grease, protein, dirt and oil stains.

         o It replaces most or all cleaners in a person's home and can be used to clean stains on walls, cars, etc.

         o It will keep carpets cleaner longer by removing previously uncleanable spots.

         o    It   is   biodegradable   and   nontoxic,  making   this   product
              environmentally safe and friendly.

         o It removes all types of spots and stains including ink, permanent marker, fingernail polish, scuff marks, crayon, coke, coffee, tea, grease, oil, mildew, pet stains and food stains from materials ranging from clothing to upholstery.

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

PRODUCT DISTRIBUTION

         The most critical phase of our operations is the marketing of our products. We market our products using both current management personnel and outside independent marketing companies. We currently have several outside marketing arrangements, which we consider significant. These agreements are with the following organizations:

         o    Marden Distribution, Inc.,
         o    Integritas, Inc.,
         o    Media Corp Worldwide,
         o    Fusion Packaging Solutions, Inc.,
         o    Impact Sales, Inc.,
         o    Morgan & Sampson SCA,
         o    New Frontier Marketing, Inc. and
         o    Daymon Associates, Inc.

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

         The Impact Sales agreement grants Impact Sales, Inc., the distribution rights for all Source Direct proprietary cleaning products to more than 6,800 grocery retailers in the United States, including Albertsons, Inc.(R); Kroger Co.(R); and Safeway, Inc.(R). Impact Sales has been servicing large national retail grocery accounts for more than 20 years and employs more 200 sales associates from their 13 offices in California, Colorado, Florida, Idaho, Illinois, Oregon, Utah, and Washington.

         The Morgan & Sampson agreement grants Morgan & Sampson SCA the exclusive marketing and distribution rights to Source Direct's proprietary Stain Pen(TM) Twin Pack to more than 5,000 grocery retailers in the Western United States and Hawaii. In January 2005, through this agreement, we have begun shipments of our Stain Pen(TM) product to all Safeway(R) stores and Kmart Super Centers(R) nationwide.

         The New Frontier Marketing agreement authorizes New Frontier Marketing, Inc., to act as principal agent for all the Source Direct proprietary cleaning products to all United Natural Foods, Inc. ("UNFI"), and grocery trade customers in the Northwest region. UNFI is the largest publicly traded wholesale distributor to the natural and organic foods industry. Carrying more than 43,000 SKUs, the company supplies over 21,000 customers nationwide and services a wide variety of retail formats including super natural chains, independent natural products retailers and conventional supermarkets located in Washington State, Oregon, Montana, Idaho and Alaska.

         The Daymon Associates broker contract designates Daymon Associates, Inc. as the exclusive sales agent and broker in connection with all sales and/or contracts for merchandise designated to Costco(R) Warehouses in the following regions:

         - Domestic: Bay Area; Los Angeles Region; Midwest Region; Northeast Region; Northwest Region; San Diego Region; Southeast Region; Texas Region; Mexico Region; Eastern Canada Region; and the Western Canada Region.

         -    International: Japan; Korea; Taiwan; and United Kingdom.

         The Agreement provides that the Company will pay to Daymon a commission on the Company's products sold, shipped, and invoiced to Costco(R) within the above-defined territory. The Commissions paid will be based on the gross amount of sales generated, defined as the amount of the invoice, less any cash discounts. The Company agreed to pay a 3% commission.

         Under the Agreement, Daymon agreed to devote its efforts to the sale of the Company's products during the term of the agreement, which is one year, with automatic one-year renewals unless terminated by either party on 90 days' written notice. Daymon agreed to provide weekly sales data, by location, as well as analytical reviews of such data. Daymon agreed to devote adequate facilities and personnel to perform the services required in the Agreement.

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

         In May 2005 we will be introducing our new Simply Wow(R) All Organic Multi-Purpose Cleaner Degreaser and Stain Pen(TM) at the 60th annual National Hardware Show(R) and Lawn & Garden World(R). The National Hardware Show(R) and Lawn & Garden Expo is an annual gathering that connects hundreds of retailers, dealers, wholesalers, distributors, and manufacturers from 50 states and 80 countries to the home marketplace by showcasing products, building relationships and educating the industry through insightful conference sessions, seminars, and research.

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

         We currently own the following trademarks and web domains:

         Trademarks:

         Simply Wow(R)
         Stain Pen(TM)
         Prompt(TM)
         Works On The Spot(R)

         Web Domains:

         o    http://www.simplywow.com (the Company's primary web site)
         o    http://www.worksonthespot.com
         o    http://www.multipurposecleaner.com
         o    http://www.stainpen.com
         o    http://www.stainstick.com
         o    http://www.laundrystain.com
         o    http://www.organicsimplywow.com

Risk Factors

         There are various risks involved in any investment in the Company, including those described below. Any shareholder or potential investor in the Company should consider carefully these risk factors.

         o The financial statements of the Company include a "going concern" limitation.
         o The Company has a limited operating history and may require additional funding.
         o    The Company has not applied for a patent on its products.
         o The loss of the services of current management would have a material negative impact on the operations of the Company.
         o The Company will be in competition with a number of other companies, which may be better financed than the Company.
         o There is no active public market for the common stock of the Company.
         o    The Company's shares are designated as penny stock.
         o    The market for the Company's shares is volatile.
         o Future issuances of stock could adversely affect holders of the Company's common stock.

         The risks and uncertainties described in this section are not the only ones facing Source Direct. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the foregoing risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline.

Financial Condition and Changes in Financial Condition

         We generated revenues from sales of our cleaning products of $120,711 during the quarter ended March 31, 2005. Sales for the nine months ended March 31, 2005 totaled $190,117. We had no sales for the prior year comparable periods as we were in our start up phase of operations. Our profit margins have continued to grow as a result of manufacturing efficiencies. We anticipate revenues to continue increasing through the various marketing agreements we have entered into during the past year.

                                             Quarter ended
                       ----------------------------------------------------------     Nine Months
                        March 31, 2005    December 31, 2004    September 30, 2004    March 31, 2005
                       ----------------------------------------------------------------------------
Sales                      $   120,711          $    35,908           $    33,498       $   190,117
Cost of Goods Sold              38,326               15,657                18,119            72,102
                       ----------------------------------------------------------------------------
Gross Profit                    82,385               20,251                15,379           118,015

Profit Margin                    68.2%                56.4%                 45.9%             62.1%

         Operating expenses for the quarter ended March 31, 2005 totaled $199,936. Compensation related expenses were $107,815. Sales commissions incurred under the various marketing agreements were $30,006. Travel and marketing expenses incurred for product promotion and general business activities totaled $23,776. We incurred $15,464 in legal and accounting related expenses as a result of the various marketing agreements we entered into and expenses related to fulfilling our filing requirements with the SEC. Research and development expenses totaled $1,337 for the quarter. The remaining expenses were incurred for general business purposes.

         Operating expenses for the nine-month period ended March 31, 2005, totaled $589,362. These expenses were incurred in connection with the start up costs related to our operations as well as compensation, legal and accounting fees, marketing and travel. We believe we will continue to incur substantial expenses for the near term as we increase our marketing efforts to introduce our products to the market.

         Operating expenses for the prior year quarter and nine month period ended March 31, 2004, totaled $100,858 and $427,588 respectively. Expenses incurred with the start up of our operation were approximately $101,000. All of the remaining expenses relate to the business of the prior operations before the October 2003 merger, and we do not believe they have any significance on our current business operations or our future plans.

Liquidity and Capital Resources:

         Since inception to March 31, 2005, we have funded our operations from the sale of securities and loans from shareholders.

         During the quarter ended March 31, 2005, we sold 949,600 shares of our common stock for total proceeds of $94,980. We have utilized these funds for our various marketing and promotion efforts and general business activities. In addition, Deren Smith, our Chief Executive Officer and shareholder loaned the Company $35,000 during the quarter ended March 31, 2005.

         At March 31, 2005, we had cash balances of $1,312, and net working capital of $313,749. In addition, we had current trade account receivables of $103,574, which was generated from the various purchase orders for our products. Inventory of cleaning products amounted to $312,113. Our cash requirements for the next twelve months will depend significantly on the number of purchase orders we receive for our products and our ability to secure financing for these orders. We anticipate that we will be able to secure either a business loan or a factoring arrangement for any purchase order that exceeds our current ability to fund internally. However, we have no current agreements or arrangements, which would provide such funding. We have also not negotiated the terms of such funding and cannot provide any assurance that the terms will be favorable for the company. We are also unable to predict the number of orders for our products, or if we receive additional orders, the amount of operating profit such orders would generate. Therefore, we are unable to predict our future cash requirements until we secure additional purchase orders.

         On January 13, 2005, the Company entered into agreements to purchase a new headquarters building. The purchase price for the property was $800,000. Pursuant to the terms of a promissory note, the Company was required to pay $5,882.19 on or before March 3, 2005, and the same amount on or before the third of each month thereafter. The Company had made the required payments through the date of this Report. The Note bears interest at a rate of 8.5%, and matures and comes due on January 13, 2006. The Property consists of approximately 3,780 square feet of office space, and approximately 10,000 square feet of warehouse and manufacturing space. The Company anticipates that the new facilities will be suitable, appropriate, and adequate for its needs for the foreseeable future.

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

         We believe we will need additional funding. We are assessing the possibilities for financing our business plan and trying to determine what sources of financing we might explore to raise the needed capital. We have no outside sources for funding our business plan at this time other than the sales of our common stock. We anticipate that we will need additional capital for any current or future expansion of our operations we might undertake.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                           PART II OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

         In January 2005, we issued an aggregate of 4,860,000 shares and warrants to purchase up to an additional 960,000 shares of our common stock to seven individuals for gross proceeds of $30,000, services rendered, and other consideration. These shares and warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

         In April 2005, we issued to Benper S.A. de C.V., warrants to purchase up to 7,500,000 shares of our common stock, in connection with an agreement pursuant to which Benper would act as our distributor in Mexico and Central America. The warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of
Section 4(6) and Section 4(2) thereof, and Rule 506 promulgated there under, as a transaction by an issuer not involving any public offering, and pursuant to Regulation S.

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

10.4 Agreement between Source Direct Holdings, Inc., and Integritas, Inc., dated as of July 25, 2004. (4)

10.5 Television Marketing Agreement between Source Direct Holdings, Inc., and MediaCorp Worldwide, LLC, dated as of September 8, 2004.
              (4)

10.6 QVC Agreement between Source Direct Holdings, Inc., and MediaCorp Worldwide, LLC, dated as of September 17, 2004. (5)

10.7 Mail Order Catalog Agreement between Source Direct Holdings, Inc., and MediaCorp Worldwide, LLC, dated as of September 17, 2004. (5)

10.8          Note Secured by Deed of Trust (6)

10.9          Deed of Trust (6)

10.10         Co-Branding Supply Agreement between Source Direct Holdings,  Inc.
              and Fusion Packaging Solutions, Inc., dated as of February 10, 2005 (7)

10.11 Brokerage Agreement between Source Direct Holdings, Inc. and Daymon Associates, Inc., dated as of January 10, 2005 (8)

31.1          Certification  of  Chief  Executive  Officer,   pursuant  to  Rule
              13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2          Certification  of  Chief  Financial  Officer,   pursuant  to  Rule
              13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99            Warranty Deed (6)
_______________________
(1)      Filed herewith
(2)      Incorporated by reference from Form 8-K (dated October 16, 2003)
(3)      Incorporated by reference from Form 10-QSB (dated May 14, 2004)
(4)      Incorporated by reference from Form 10-KSB (filed September 9, 2004)
(5)      Incorporated by reference from Form 8-K (filed September 30, 2004)
(6)      Incorporated by reference from Form 8-K (filed January 25, 2005)
(7)      Incorporated by reference from Form 8-K (filed February 14, 2005)
(8)      Incorporated by reference from Form 8-K (filed March 8, 2005)

b.  Reports on Form 8-K

         On January 26, 2005, the Company filed a Current Report on Form 8-K relating to the purchase of new headquarters property for the Company.

         On February 14, 2005, the Company filed a Current Report on Form 8-K relating to the agreement with Fusion Packaging Solutions, Inc.

         On Match 8, 2005, the Company filed a Current Report on Form 8-K relating to the agreement with Daymon Associates, Inc.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    (Registrant)  Source Direct Holdings, Inc.


Date:  May 18, 2005                          By:  /s/ Deren Z. Smith
                                                  -------------------------
                                                  Deren Z. Smith, President
                                                  (Principal executive officer)


Date:  May 18, 2005                          By:  /s/ Kevin Arave
                                                  ----------------------
                                                  Kevin Arave, Treasurer
                                                  (Principal financial officer
                                                  and chief accounting officer)