Form 10KSB/A
period 2004-06-30
SOURCE DIRECT HOLDINGS INC
filed 2005-06-10
CIK 1083661

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

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

     Title of Class               Name of each exchange on which registered
          NONE                                     NONE


           Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this
Form 10-KSB.  Yes    No X

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 9, 2004, the Company had outstanding 62,781,400 shares of its common stock, no par value.

THIS AMENDMENT IS FILED TO CORRECT THE DISCLOSURE OF SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934 ABOVE.

 ITEM 13. EXHIBITS

 a.  Exhibits

 Exhibit Number      Name of Exhibit
 --------------      -----------------------------------------------------------

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

 ____________________________
 (1)  Filed herewith

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

                                        Date: June 10, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      Signature                    Title                      Date
   ---------------     ------------------------------     -------------

   /s/ Kevin Arave     Secretary/Treasurer & Director     June 10, 2005
   ---------------     (Chief Financial Officer)
   Kevin Arave