Form 10QSB/A
period 2005-03-31
SOURCE DIRECT HOLDINGS INC
filed 2005-06-10
CIK 1083661

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

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

This Quarterly Report is amended to correct certain typoqraphical errors and to clarify certain items in the Management's Discussion and Analysis or Plan of Operation section.

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                          SOURCE DIRECT HOLDINGS, INC.
                      Condensed Consolidated Balance Sheet
                                 March 31, 2005
                                  (Unaudited)

                                     ASSETS
Current Assets
   Cash                                                           $     1,312
   Undeposited Funds                                                      178
   Trade Receivables                                                  103,574
   Inventory                                                          342,119
   Employee Advance                                                     5,437
                                                                  -----------
Total Current Assets                                                  452,620

Property and Equipment
   Property and equipment                                              82,888
   Less: Accumulated Depreciation                                     (10,350)
                                                                  -----------
Net Property and Equipment                                             72,538
Other Assets
   Formula, Trademark, Trade-name                                     115,000
   Accumulated Amortization                                           (11,049)
                                                                  -----------
Net Other Assets                                                      103,951

                                                                  -----------
TOTAL ASSETS                                                      $   629,109
                                                                  ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                               $    87,638
   Equipment Loans (current)                                            1,000
   Payroll Liabilities                                                 20,228
   Taxes Payable                                                         --
                                                                  -----------
Total Current Liabilities                                             108,865

Long-Term Liabilities
   Note Payable - Daren Nelson                                         35,000
                                                                  -----------
Total Long-Term Liabilities                                            35,000

                                                                  -----------
Total Liabilities                                                     143,865
                                                                  -----------

Stockholders' Equity
   Common Stock -- $.001 par value; 200,000,000
      shares authorized; 71,986,000 issued and
      outstanding                                                      71,986
   Additional paid-in capital                                       1,416,494
   Accumulated deficit                                             (1,003,236)
                                                                  -----------
Total Stockholders' Equity                                            485,244
                                                                  -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $   629,109
                                                                  ===========


                 See accompanying notes to financial statements.

                          SOURCE DIRECT HOLDINGS, INC.
                 Condensed Consolidated Statements of Operations
            For the three month periods ended March 31, 2005 and 2004
                                  (Unaudited)

                                             For the Three      For the Three
                                              Months Ended       Months Ended
                                             March 31, 2005     March 31, 2004
                                             --------------     --------------
Revenues                                     $      120,711     $         --
Cost of Goods Sold                                   38,327               --
                                             --------------     --------------
  Gross Profit                                       82,385               --

General and admin. Expense                          169,930            100,858
                                             --------------     --------------

Operating Loss                                      (87,545)          (100,858)


Interest income                                        --                 --
Interest expense                                       --                 --
Gain/(loss) on asset sales                             --                 --
Income taxes                                           --                 --
                                             --------------     --------------

Net Loss before extraordinary                      (87,545)          (100,858)
Extraordinary gain, net                                --                 --

                                             --------------     --------------
Net Loss                                     $     (87,545)    $     (100,858)
                                             ==============     ==============

Net Loss per share                           $        (0.01)    $        (0.01)

Weighted Average Number
  of shares outstanding                          71,945,956         58,839,642



                 See accompanying notes to financial statements.

                          SOURCE DIRECT HOLDINGS, INC.
                 Condensed Consolidated Statements of Operations
            For the nine month periods ended March 31, 2005 and 2004
                                  (Unaudited)

                                              For the Nine       For the Nine
                                              Months Ended       Months Ended
                                             March 31, 2005     March 31, 2004
                                             --------------     --------------
Revenues                                     $      190,117     $         --
Cost of Goods Sold                                   72,103               --
                                             --------------     --------------
  Gross Profit                                      118,015               --

General and admin. Expense                          559,356            427,588
                                             --------------     --------------

Operating Loss                                     (441,341)          (427,588)


Interest income                                        --                 --
Interest expense                                       --                 --
Gain/(loss) on asset sales                             --                 --
Income taxes                                           --                 --
                                             --------------     --------------

Net Loss before extraordinary                      (441,341)          (427,588)
Extraordinary gain, net                                --                 --

                                             --------------     --------------
Net Loss                                     $     (441,341)    $     (427,588)
                                             ==============     ==============

Net Loss per share                           $        (0.01)    $        (0.01)

Weighted Average Number
  of shares outstanding                          71,945,956         39,444,964


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


Note 2   INVENTORY

         Inventories are stated at lower of cost or market and consist of the following:

                                          3/31/05
                                         ---------
                       Materials         $ 342,119

                                         ---------
                       Total             $ 342,119
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

         Operating expenses for the quarter ended March 31, 2005 totaled $169,930. Compensation related expenses were $76,654. Travel and marketing expenses incurred for product promotion and general business activities totaled $23,776. We incurred $15,464 in legal and accounting related expenses as a result of the various marketing agreements we entered into and expenses related to fulfilling our filing requirements with the SEC. Research and development expenses totaled $1,337 for the quarter. The remaining expenses were incurred for general business purposes.

         Operating expenses for the nine-month period ended March 31, 2005, totaled $559,356. These expenses were incurred in connection with the start up costs related to our operations as well as compensation, legal and accounting fees, marketing and travel. We believe we will continue to incur substantial expenses for the near term as we increase our marketing efforts to introduce our products to the market.

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

         During the quarter ended March 31, 2005, we sold 949,600 shares of our common stock for total proceeds of $94,980. We have utilized these funds for our various marketing and promotion efforts and general business activities. Daren Nelson loaned the Company $35,000 during the quarter ended March 31, 2005.

         At March 31, 2005, we had cash balances of $1,312, and net working capital of $343,755. In addition, we had current trade account receivables of $103,574, which was generated from the various purchase orders for our products. Inventory of cleaning products amounted to $342,119. Our cash requirements for the next twelve months will depend significantly on the number of purchase orders we receive for our products and our ability to secure financing for these orders. We anticipate that we will be able to secure either a business loan or a factoring arrangement for any purchase order that exceeds our current ability to fund internally. However, we have no current agreements or arrangements, which would provide such funding. We have also not negotiated the terms of such funding and cannot provide any assurance that the terms will be favorable for the company. We are also unable to predict the number of orders for our products, or if we receive additional orders, the amount of operating profit such orders would generate. Therefore, we are unable to predict our future cash requirements until we secure additional purchase orders.

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

                                    (Registrant)  Source Direct Holdings, Inc.


Date:  June 10, 2005                         By:  /s/ Deren Z. Smith
                                                  -------------------------
                                                  Deren Z. Smith, President
                                                  (Principal executive officer)


Date:  June 10, 2005                         By:  /s/ Kevin Arave
                                                  ----------------------
                                                  Kevin Arave, Treasurer
                                                  (Principal financial officer
                                                  and chief accounting officer)