Form 10KSB
period 2005-06-30
SOURCE DIRECT HOLDINGS INC
filed 2005-10-13
CIK 1083661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005

COMMISSION FILE NUMBER     333-69414

SOURCE DIRECT HOLDINGS, INC.

 (Exact name of registrant as specified in charter)

NEVADA	20-0858264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4323 Commerce Circle, Idaho Falls, Idaho	83401
Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(877) 529-4114

Securities registered pursuant to section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to section 12(g) of the Act:

NONE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes  X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB.   Yes __ No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [   ]

    No  [X]

State issuer's revenues for its most recent fiscal year: $257,586.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of September 27, 2005, the aggregate market price of the voting stock held by non-affiliates was approximately $4,809,440.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 1, 2005, the Company had outstanding 81,411,400 shares of its common stock, no par value .001.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY HISTORY

Source Direct, Inc. (“SDI”), was incorporated under the laws of the State of Idaho on July 8, 2002.  Since its inception, SDI was in the business of promoting and marketing cleaning products and supplies, and developing new products.  Since its inception, SDI has been a development stage company.

On October 14, 2003, SDI, the predecessor of the Company, merged with a wholly owned subsidiary of Global Tech Capital Corp. (“GTCC”), a publicly traded Nevada corporation which was incorporated on July 21, 1998.  As a result of the merger, SDI was the surviving entity, and became a wholly owned subsidiary of GTCC.  GTCC’s name was then changed to Source Direct Holdings, Inc.

References in these financial statements to the “Company” refer to Source Direct Holdings, Inc., and its subsidiary, Source Direct, Inc., unless otherwise stated.

SUMMARY OF OUR BUSINESS

We are a development stage company, which has acquired the formulas for two cleaning products. These products are Simply Wow® and Stain Pen®. The formulas for these products were developed by Deren Z. Smith, the President of Source Direct and one of its directors.  Kevin Arave, the Secretary/Treasurer of Source Direct and a director, also assisted in the funding for the development of the formulas.  Any and all rights and interests of these parties in and to the formulas or the trademarks were transferred to the Company for 11,500,000 shares each of the Subsidiary. These shares converted into 17,250,000 of the parent company as a result of the Merger. Furthermore the company developed a new product called Odor Annihilator in May 2005.

We own the trademarks to all three of our products but have not made application for any patents.  Application for the trademark for Odor Annihilator has been made. Management believes it would be difficult, if not impossible, to duplicate the formulas for the Company’s products. We maintain confidentiality agreements with all parties who have access to the formulas.  Nevertheless, there is no assurance that someone could not duplicate the formulas and directly compete with the company.  The cost of litigating the issue of illegal competition may preclude us from being able to protect the secrecy of the formulas.

Our business is currently organized into three operational divisions: Household products, Automotive products and Industrial products.

HOUSEHOLD PRODUCTS

Simply Wow®

Organic Simply Wow® is an all-purpose cleaner that safely and effectively cleans any washable surface.  Simply Wow® is developed with nonionic surfactants that contain penetrating and suspending agents that dissolve the toughest grease, protein, dirt, and oil stains.  The product is a water-based, multipurpose, biodegradable, nontoxic degreaser with a pleasant lemon fragrance that effectively replaces flammable or combustible solvent cleaners. It contains no hazardous solvents or acidic-type chemicals, and its formulation safely accomplishes the cleaning that previously required solvent or acid cleaners, which exposed the user and the environment to the inherent hazards of such chemicals. The following are what we believe to be specific advantages of using Simply Wow®:

1.

It is designed with nonionic surfactants and wetting, penetrating, and suspending agents to dissolve the toughest grease, protein, dirt and oil stains.

2.

It replaces most or all cleaners in a person’s home and can be used to clean stains on walls, cars, etc.

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

Stain Pen®

Stain Pen® is an on-the-spot stain remover. The convenient size makes it easy to keep at home, in the car, or at the office. This product has a proprietary formula that safely removes food stains, oil paint (wet or dry), makeup, wine, blood, grass stains, grease, coffee and tea stains and copy machine stains with no harmful fumes or large quantities of liquid to spill. Stain Pen® works simply by applying a small amount of stain pen solution to the stain and applying a damp cloth.

Wow Odor Annihilator

We recently introduced the Odor Annihilator into the market and have applied for a trademark. The Odor Annihilator is an organic, biodegradable cleaning product designed to eliminate household odors.

Wow Oil & Grease Stain Remover

We anticipate that we will be introducing the Oil & Grease Stain Remover in the near future. The Oil & Grease Stain Remover is an organic, biodegradable cleaning product designed to remove the more difficult oil and grease stains.

AUTOMOTIVE PRODUCTS

Simply Wow® Pig Spit®

The Simply Wow® Pig Spit® is a co-branded product with Fusion Packaging Solutions, Inc. Fusion Packaging Solutions has a proprietary solution called Pig Spit®. Pig Spit® was formulated primarily for motorcycle enthusiast. Pig Spit® makes black wrinkle and powder coat finishes look like new. It wicks into hard-to-reach areas like motor fins and transmissions and eliminates wax stains. Pig Spit® is available at most Harley Davidson® motorcycle shops in the U.S. and will now be made available exclusively for distribution to mass merchandisers through Source Direct Holdings, Inc.

Wow Instant Detailer

The Wow Instant Detailer is an organic, biodegradable product designed for cleaning the interiors of vehicles such as vinyl and leather seats, dashboards and other interior surfaces.

Wow Automotive Exterior Spray Conditioner

The Wow Automotive Exterior Spray Conditioner has been designed to improve the appearance of car paint, engine, trim and components. It is intended to restore dull or faded rubber, tires, trim, vinyl, paint, chrome, and other surfaces. It sprays on easily and does not require rubbing or buffing and is safe to use on most surfaces and leaves no caking or residue.  The following are what we believe to be specific advantages of using the Wow Automotive Exterior Spray Conditioner:

•

Works into hard-to-reach areas like motors, seams, and trim.

•

Provides UV protection, preventing color fading on paint and carbon fiber finishes.

•

Easy touch-up or a full detail.

•

Makes black trim look new.

•

Eliminates wax marks.

•

Provides protection from the elements.

•

Does not attract dirt or dust.

•

Not sensitive to heat and makes engines and hoses look new and shiny, even after running.

•

Does not build up like wax.

•

No wiping required.

•

Enhances paint luster.

•

Keeps chrome wheels looking new, and makes them easier to clean. Resist dirt and road grime.

•

Removes grime from chrome and polished.

INDUSTRIAL PRODUCTS

Wow Industrial Cleaner

The Wow Industrial Cleaner has been designed to remove grease, oil, wax, tar dirt and other industrial cleaning needs. It is a highly concentrated cleaning solution that can be diluted up a 40:1 ratio. The following are what we believe to be specific advantages of using the Wow Industrial Cleaner:

•

Safe and effective

•

Biodegradable

•

Non-abrasive

•

Non-flammable

•

Industrial strength

PRODUCT TESTING

In addition to internal testing of the products, management has submitted Simply Wow® and the automotive vinyl protector for independent testing.  The first test was conducted on Simply Wow® and we received a test report dated August 12, 2003.  The testing facility evaluated and rated Simply Wow® both as a carpet cleaner and as an all-purpose cleaner.

Carpet Cleaning.  For carpet cleaning tests, Simply Wow® was compared to Resolve®, Woolite® Foam Carpet Cleaner Heavy Traffic, and Spot Shot®.  The report stated: “The Simply Wow® product compared favorably to Resolve®, Woolite® and Spot Shot®.”  The testing facility conducted its tests by placing a small amount of transmission fluid, red wine, and nail polish on separate squares of light-colored carpet and visually reviewing the results of cleaning.  Each product was applied three times to each stain and compared as to its ability to remove the stain.

After its third application, Simply Wow® was able to remove 70% of the transmission fluid stain, as compared to 85% by Woolite® and Resolve®, and 80% by Spot Shot®.

After the second application of Simply Wow® on the red wine stain, it was able to remove 100% of the stain.  After second applications, Woolite® and Resolve® removed 95% of the stain and removed 99% of the stain after the third application.  Spot Shot® removed 99% of the stain on the second application and 100% on the third application.

After the third application of Simply Wow® on the nail polish stain, it removed 65% of the stain, compared to Woolite® which removed 10%, Resolve® which removed 5%, and Spot Shot® which removed 40% of the stain.

All Purpose Cleaning.  For the all-purpose cleaner performance tests, Simply Wow® was compared to Orange Clean®, Fantastik®, and Formula 409®.  The test was limited to the ability of these products to remove Bic® pen, marker, and red crayon and grease from a painted wall.  The report stated:  “The Simply Wow® product was more effective on all of the stains compared to the Orange Clean®, Fantastik® and Formula 409® products.  No damage was noted on the painted wall.”  Simply Wow® was also compared to these products for the ability to remove cooked-on grease from an enamel stovetop.  The report stated:  “All four products were equally effective in removing the baked-on grease.  No streaking was noted with any of the products.”

Automotive Vinyl Cleaning Product. The second independent test was conducted on our private label automotive vinyl cleaner and we received a test report dated October 2, 2003.  The testing facility evaluated our product compared to Armor All® on the basis of appearance, pH, percent of solids, and performance.  Testing of the performance of the two products was completed by spraying each product on vinyl and rubber, allowing the sample to soak in for ten minutes, and then wiping the remaining liquid off with a paper towel.  While both products produce foam after shaking, the foam in our product remained long after shaking as compared to the foam in Armor All®, which dispersed quickly.  The pH and percentage of solids in our product was lower than in Armor All®, and both products adequately cleaned and shined vinyl and rubber.  The report concluded that aside from the physical differences in the products, our brand compared to Armor All® in performance.

While we believe that our products compare favorably in performance with other products, the level of independent testing performed to date has been limited in scope, primarily because of our limited funding. Also, our products may not outperform all other products in each instance. For example, Simply Wow® did not outperform the other products in removal of transmission fluid and was found only equally effective in removing baked-on grease. Likewise the automotive vinyl cleaner was equal to, but did not outperform, Armor All®.

Our products are subject to the risk that additional independent testing would not be favorable if our products were compared to other products on other stains or on other surfaces. As an example, prior to the development of the Stain Pen™, Simply Wow® was tested by an independent facility at the request of a prospective client for use as a laundry cleaner. The tests concluded that Simply Wow®, when diluted to meet testing requirements, did not work as well as other laundry cleaners, which lead to the development by us of the Stain Pen™ to remove stains from laundry. Thie Stain Pen has only been tested in-house. We have also conducted in-house testing on all of our products on many types of stains and on other surfaces, but presently do not intend to seek further independent testing of its existing products. We believe the products are safe and effective when used as directed. However, the in-house testing of our products should not be deemed indicative or conclusive that our products would compare favorably if additional tests were conducted by independent facilities or that independent testing facilities would reach the same results as our in-house tests.

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

PRODUCT PRODUCTION

We do not currently produce our products in-house except for Stain Pen™, which is produced in our facility. We believe that the production facility, which has agreed to manufacture our other products, would be adequate to produce our products in sufficient quantities to meet any anticipated future needs. We also believe other production facilities are available upon similar terms if for any reason the current facility could not meet demand for production. We also believe sufficient quantities of raw materials for our products are reasonably available such that production would not be unreasonably delayed, although we do not have any contracts for production of these raw materials. We have not secured any form of financing for significant production of our products. We will attempt to secure funding either from private sources or through a bank loan or factoring arrangement. There is no assurance that we will be able to obtain any of these sources of financing, or that if we could obtain it that the financing terms would be favorable to the company.

Since inception, we have spent approximately $70,903 on research and development of the business, our products, and our marketing strategy.

PRODUCT DISTRIBUTION

The most critical phase of our operations is the marketing of our products. We market our products using both current management personnel and outside independent marketing companies.  We currently have several outside marketing arrangements, which we consider significant. These agreements are with the following organizations:

•

Marden Distribution, Inc.,

•

Fusion Packaging Solutions, Inc.,

•

Morgan & Sampson SCA,

•

New Frontier Marketing, Inc. and

•

Daymon Associates, Inc.

The Marden Agreement grants Marden Distribution, Inc. the exclusive right to distribute our products to Wal-Mart®, Sam’s Club®, and ACE Hardware®. Marden is an approved vendor with these retail organizations. We believe that the ability of Marden to present our products to these national chains will reduce the cost to the company.

Our agreement with Marden is exclusive in the sense that no one else can market Simply Wow®, Stain Pen™, and derivatives of these products such as our engine cleaner, upholstery cleaner, and wheel cleaner, to Wal-Mart®, Sam’s Club®, or ACE Hardware®.  We have agreed to pay Marden a flat percentage fee based on the gross “sell-in” price to each retailer based on the wholesale cost of the goods sold to the retailer, plus the flat percentage amount.  Marden has agreed to pay all of the costs and expenses associated with the marketing and distribution of the products to the retailers.  We have agreed to maintain product liability insurance, which we currently have in place, and to hold Marden harmless from any liability associated with the use of our products.

The Fusion Packaging Solutions agreement is an exclusive mass merchandising and co-branding distribution agreement. Fusion Packaging Solutions, Inc., has a proprietary solution called Pig Spit®. Pig Spit® was introduced at the Sturgis Motorcycle Rally in 1994 and has won the respect of motorcycle enthusiasts around the world. Pig Spit® makes black wrinkle and powder coat finishes look like new. It wicks into hard-to-reach areas like motor fins and transmissions and eliminates wax stains. Pig Spit® is available at most Harley Davidson® motorcycle shops in the U.S. and will now be made available exclusively for distribution to mass merchandisers through Source Direct Holdings, Inc., and marketed under the co-branded name of Simply Wow® Pig Spit®.

The Morgan & Sampson agreement grants Morgan & Sampson SCA the exclusive marketing and distribution rights to Source Direct's proprietary Stain Pen™ Twin Pack to more than 5,000 grocery retailers in the Western United States and Hawaii. In January 2005, through this agreement, we began shipments of our Stain Pen™ product to all Safeway® stores and Kmart Super Centers® nationwide.

The New Frontier Marketing agreement authorizes New Frontier Marketing, Inc., to act as principal agent for all the Source Direct proprietary cleaning products to all United Natural Foods, Inc. (“UNFI”), and grocery trade customers in the Northwest region. UNFI is the largest publicly traded wholesale distributor to the natural and organic foods industry. Carrying more than 43,000 SKUs, the company supplies over 21,000 customers nationwide and services a wide variety of retail formats including super natural chains, independent natural products retailers and conventional supermarkets located in Washington State, Oregon, Montana, Idaho and Alaska.

The Daymon Associates broker contract designates Daymon Associates, Inc. as the exclusive sales agent and broker in connection with all sales and/or contracts for merchandise designated to Costco® Warehouses in the following regions:

- Domestic: Bay Area; Los Angeles Region; Midwest Region; Northeast Region; Northwest   Region; San Diego Region; Southeast Region; Texas Region; Mexico Region; Eastern Canada Region; and the Western Canada Region.

- International: Japan; Korea; Taiwan; and United Kingdom.

The Agreement provides that the Company will pay to Daymon a commission on the Company's products sold, shipped, and invoiced to Costco® within the above-defined territory. The Commissions paid will be based on the gross amount of sales generated, defined as the amount of the invoice, less any cash discounts. The Company agreed to pay a 3% commission.

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

In January 2005, our internal marketing staff contracted with Bi-Mart Membership Discount Stores. The Company has begun shipments of our proprietary 3-ounce Stain Pen™ to all Bi-Mart Membership Discount Stores throughout the northwest region.

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

Subsequent to June 30, 2005, our internal marketing staff expanded our distribution into the Home Shopping Network catalogue, Improvements. Home Shopping Network is a global, multi-channel retailer reaching more than 85 million U.S. households. Management believes this will offer greater distribution opportunities with this mega-retailer, as HSN expands its catalogue portfolio through numerous acquisitions currently under way.

Nationwide brand preference for Stain Pen® is also being supported with advertising in the September 2005 issues of two of America's women's magazines: Redbook and Woman's Day.

Recently Terminated Marketing Agreements and Arrangements

As part of our overall plan to focus our marketing efforts on maximizing our product exposure we are constantly reviewing our marketing agreements. We have recently terminated several agreements.

Termination of Business Relationship with Benper, S.A. de C.V.

As of July 26, 2005, we terminated all business relationships with Benper, S.A. de C.V. ("Benper"), a Mexican corporation. The Company and Benper had been in negotiations relating to the possibility of entering into a distributor agreement for certain of the Company's products in Mexico, Central America, and South America. However, the Company and Benper were unable to agree on terms for such an agreement, and accordingly, the Company terminated all current and future business relationships with Benper.

Termination of Impact Sales Agreement

The Company also agreed to terminate an agreement with Impact Sales, Inc. ("Impact Sales"), dated as of June 8, 2004 (the "Impact Agreement"). The Impact Agreement related to the distribution rights for certain of the Company's proprietary cleaning products to specified grocery retailers in the United States. The Company and Impact Sales mutually agreed to terminate the Impact Agreement. The termination was effective as of January 2005.

Termination of MediaCorp QVC Agreement

An agreement between the Company and MediaCorp Worldwide, L.L.C. ("MediaCorp"), dated September 17, 2004 (the "QVC Agreement"), expired as of its own terms and was not renewed by the Company and MediaCorp. The QVC Agreement related to the exclusive right granted to MediaCorp to establish a relationship between the QVC Home Shopping Network ("QVC") and the Company. The stated term of the QVC Agreement was for six months, or longer if MediaCorp secured an order for certain of the Company's products by QVC. The Company and MediaCorp decided not to extend the QVC Agreement, and as such, MediaCorp no longer has an exclusive right to seek to establish a relationship between the Company and QVC.

Termination of Business Relationship with Integritas Inc.

As of September 15, 2005, we terminated all business relationships with Integritas Inc. ("Integritas"), a Nevada corporation. In August 2004, the Company and Integritas entered into an agreement whereby Integritas agreed to provide certain services to the Company including but not limited to (i) attending business meetings and conferences; (ii) advising on potential marketing and distribution opportunities; (iii) creative input; and (iv) compliance issues. As compensation under the agreement, the Company issued 1,000,000 shares of its common stock and an option to purchase up to an additional 1,500,000 shares of common stock at an exercise price of $0.125 per share. The option was exercisable for three years. The term of the agreement was for one year, renewable at the option of the parties. The Company determined not to renew the agreement, and as of September 15, 2005, terminated all current and future business relationships with Integritas.

Significant Customers

Through June 30, 2005, we received the majority of our revenues through sales of our products by three divisions of Albertsons®: the Salt Lake division, the Denver division, and the Vacaville, California division. We believe that we have a good relationship with these divisions. Additionally, we have received purchase orders from additional divisions of Albertsons®. Also, we have received orders from ATA Retail Services. Further, we have received orders from Marden Inc., for distribution into the new Wal-Mart® Motorcycle Modular.  In June 2005, we began shipments of the Stain Pen™ product to the Flying J Travel Plaza chain. We continue to develop many different outlets for our unique line of products.

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

Employees

We currently have six full time employees. A majority of our marketing and distribution efforts are handled through the distribution agreements noted above. Our production efforts are also mostly outsourced through our manufacturing arrangement.

Risk Factors

There are various risks involved in any investment in the Company, including those described below.  Any shareholder or potential investor in the Company should consider carefully these risk factors.

The financial statements of the Company include a "Going Concern" Limitation.

The financial statements of the Company have been prepared based upon the assumption that it will achieve a level of profitable operations and/or obtain additional financing.  The Company has not yet established a source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  Since inception and through June 30, 2005, it has had accumulated losses totaling $2,135,163.  If the Company is unable to generate revenues or obtain additional financing prior to the use of its current cash resources, it may be required to cease operations.

The Company is a development stage company and may require additional funding.

The Company has only recently commenced its principal business operations and is therefore in a development stage.  It has experienced significant losses since inception and has generated only limited revenues.  There is no assurance that it will ever achieve full operations or that it will ever be profitable.  Further, there is no assurance that the cash funds of the Company will be sufficient to continue operations or to meet its cash requirements for the near future.  The Company likely will require further funding.  It presently has no agreements or arrangements for such additional funding.  If such funding is not obtained, the Company could be required to severely cut back or cease operations. Additionally, such funding could involve our issuing additional shares of our common stock or debt instruments that are convertible into shares of our common stock. Any issuances of additional shares will result in dilution of the interests of our shareholders.

The Company has not applied for a patent on its products.

The Company has not made application for a patent on any of its products.  Management believes it would be difficult, if not impossible, to duplicate the formulas for the Company's products.  The Company maintains confidentiality agreements with all parties who have access to the formulas.  Nevertheless, there is no assurance that someone could not duplicate the formulas and directly compete with the Company.  The cost of litigating the issue of illegal competition may preclude the Company from being able to protect the secrecy of the formulas.  Public disclosure or availability of the Company’s formulas could have a material adverse impact on the Company’s operations and its ability to sell its products.

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

The market for cleaning products is intensely competitive and dominated by a small number of large, well-established, and well-financed companies. Many of these competitors have longer operating histories and greater financial, technical, sales and marketing resources than does the Company.  In addition, the Company also faces competition from potential new entrants into the market who may develop new cleaning products. Management cannot guarantee that the Company will be able to compete successfully against current and future competitors or that competitive pressures will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm the Company’s business.  Management also cannot guarantee that the life cycle of the Company’s products will be sufficient for it to realize profitability.

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

The Company’s shares are designated as penny stock.

The Company’s shares are designated as "penny stock" and thus may be more illiquid.  The SEC has adopted rules (Rules 15g-2 through l5g-6 of the Exchange Act) which regulate broker-dealer practices in connection with transactions in "penny stocks."  Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions.  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customers account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules.  Since the Company’s shares are subject to the penny stock rules, persons holding or receiving such shares may find it more difficult to sell their shares.  The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares and the ability of shareholders to sell their stock in any secondary market.

The market for the Company’s shares is volatile.

The over-the-counter market for securities, such as the one on which the Company’s shares is quoted, has historically experienced extreme price and volume fluctuations during certain periods.  These broad market fluctuations and other factors, such as acceptance of the products of the Company, and trends in the cleaning products industry, and the investment markets generally, as well as economic conditions and quarterly variations in its results of operations, may adversely affect the market price of the Company’s common stock.

Future issuances of stock could adversely affect holders of the Company’s common stock.

The Company’s Board of Directors is authorized to issue 200,000,000 shares of common stock, of which 81,411,400 shares are outstanding, which can be issued without shareholder approval.  Additional common stock may be issued or reserved for issuance on terms and at prices as may be determined by the Board of Directors.  Among other things, such authority may make it more difficult for a person to acquire or take over the Company.  In turn, this may make it less likely that holders of common stock will receive a premium price for their shares in any attempted take-over transaction.

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

Forward Looking Statements

This Report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the Subsidiary's future operations involving the marketing of cleaning products, about its future business plans and strategies, and most other statements that are not historical in nature.  In this report forward-looking statements are generally identified by the words "anticipate," "plan," "intend," "believe," "expect," "estimate," and the like.  Although the parties believe that any forward-looking statements made in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified in the Risk Factors section of this document, include the following:

•

changes in government regulations;

•

changes in business strategies;

•

market acceptance of the products of the Company;

•

failure to successfully market the products of the Company;

•

the inability of the Company to raise sufficient operating capital; and

•

a general decline in the economy.

In light of the significant uncertainties inherent in the forward-looking statements made in this Report, particularly in view of the early stage of operations of the Company, the inclusion of this information should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved.

ITEM 2. DESCRIPTION OF PROPERTY

Source Direct purchased a manufacturing facility in February 2005 located at 4323 Commerce Circle, Idaho Falls, Idaho. The property consists of approximately 3,780 square feet of office space, and approximately 10,000 square feet of warehouse and manufacturing space.  The Company anticipates that the new facilities will be suitable, appropriate, and adequate for its needs for the foreseeable future. Our monthly obligation for principal and interest payments for this facility total $5,882.

We currently own the following trademarks and web domains:

Trademarks:

Simply Wow®

Stain Pen™

Prompt™

Works On The Spot®

Web Domains:

•

http://www.simplywow.com

•

http://www.worksonthespot.com

•

http://www.multipurposecleaner.com

•

http://www.stainpen.com

•

http://www.stainstick.com

•

http://www.laundrystain.com

•

http://www.organicsimplywow.com

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to stockholders for vote during the fiscal year ended June 30, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MERGER AGREEMENT

On October 14, 2003, the closing of the Agreement and Plan of Merger dated September 29, 2003, (the “Merger Agreement”) with Global-Tech Capital Corp. (“GTCC”) and Source Direct, Incorporated, an Idaho corporation, (“SDI”) was held.  As a result of the closing, a newly created and wholly owned subsidiary of GTCC was merged into SDI, and the shareholders of SDI received 1.5 shares of GTCC common stock for each outstanding share of SDI.  Also as a result of the closing, George Polyhronopoulos and David Mallo resigned as directors and officers of GTCC; Deren Z. Smith was appointed a director and president of GTCC and Kevin Arave was appointed a director and secretary/treasurer of GTCC.  The appointment of Mr. Smith and Mr. Arave as directors was designated by SDI as provided in the Agreement.  As a result of the merger, the shareholders of SDI exchanged all of the outstanding shares of SDI for 63,030,000 shares, or approximately 84%, of the stock of GTCC.  Immediately prior to closing, GTCC had 12,151,400 shares outstanding.  As a result of the closing, and the issuance of the shares to the shareholders of SDI, of the Company’s common stock had 75,181,400 common shares outstanding. In connection with the merger, GTCC’s name was changed to Source Direct Holdings, Inc.  SDI is a wholly owned subsidiary of Source Direct Holdings, Inc.  As of June 30, 2005, there were 79,001,800 shares of the company’s common stock outstanding of which 17,382,900 are free trading shares.

MARKET FOR COMMON STOCK

The common stock is traded in the over-the-counter market and quoted on the OTC EBB under the symbol "SDRT" and quoted in the pink sheets published by the National Quotations Bureau.

Our common shares are designated as “penny stock” and thus may be more illiquid.  The SEC has adopted rules (Rules 15g-2 through l5g-6 of the Exchange Act), which regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions.  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customers account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules.  Since our common shares are subject to the penny stock rules, persons holding or receiving such shares may find it more difficult to sell their shares.  The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares and the ability of shareholders to sell their stock in any secondary market.

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

Subject to the above limitations, we believe that during the eight fiscal quarters preceding the date of this filing, the high and low sales prices for the Common Stock during each quarter are as set forth in the table below (such prices are without retail mark-up, mark-down, or commissions).

QUARTER ENDED	HIGH	LOW

June 30, 2005	$.50	$.11
March 31, 2005	.17	.10
December 31, 2004	.14	.12
September 30, 2004	.14	.12
June 30, 2004	.23	.08
March 31, 2004	.37	.07
December 31, 2003	.99	.16
September 30, 2003	1.08	.25

Note: There were no trades in our common stock prior to August 2003.

On June 30, 2005, there were approximately 102 stockholders of record of the Company's Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

In March 2004, we issued 1,600,000 shares of common stock to Mark E. Miller for gross proceeds of $150,000.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and Section 4(2) thereof, and Rule 506 promulgated there under, as a transaction by an issuer not involving any public offering.  Mr. Miller is the owner of Marden Distribution, Inc., an entity with which we have entered into a marketing agreement for our products in certain retail outlets.

In July 2004, we issued 1,500,000 shares of our common stock to NCP Enterprises, for gross proceeds of $150,000.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving a public offering.

In August 2004, we issued an aggregate of 5,000,000 shares to six outside consultants in exchange for consulting services provided to the Company.  Additionally, we issued warrants to purchase up to an additional 4,000,000 shares to four of the consultants.  The shares and warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 504 promulgated thereunder, as a transaction by an issuer not involving a public offering.

In August 2004, we issued an aggregate of 1,000,000 shares and warrants to purchase up to an additional 1,000,000 shares of our common stock to two individuals for gross proceeds of $100,000.  These shares and warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving a public offering.

In September 2004, we issued an aggregate of 2,000,000 shares and warrants to purchase up to an additional 2,000,000 shares of our common stock to two individuals for gross proceeds of $200,000.  These shares and warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving a public offering.

In October 2004, we issued an aggregate of 50,000 shares and warrants to purchase up to an additional 50,000 shares of our common stock to an individual for gross proceeds of $5,000.  These shares and warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving a public offering.

In November 2004, we issued an aggregate of 620,000 shares and warrants to purchase up to an additional 620,000 shares of our common stock to seven individuals for gross proceeds of $62,000.  These shares and warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving a public offering.

In December 2004, we issued an aggregate of 2,380,000 shares and warrants to purchase up to an additional 2,380,000 shares of our common stock to two individuals for gross proceeds of $238,000.  These shares and warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving a public offering.

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

As of June 30, 2005, 520,400 warrants had been exercised by a shareholder.  These shares have not yet been issued in certificate form, as per request of the shareholder.

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

Management is currently unaware of any trends or conditions other than those mentioned in this management's discussion and analysis and in the risk factors that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future (vi) a very competitive and rapidly changing operating environment, (vii) changes in business strategy, (viii) market acceptance of our products and, (ix) a failure to successfully market our products.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Revenues for the year ended June 30, 2005 totaled $257,586. These revenues were primarily generated from purchase orders from various retail stores including Albertsons®, Wal-Mart®, ATA Retail Services and the Flying J Travel Plaza chain. We anticipate receiving additional orders from these sources as well as from the other distribution agreements that are in place, but we can give no assurance that such sales will occur.  Our cost of goods sold for these sales totaled $179,232, which resulted in a gross profit margin of $78,354 or 30.4% of sales. Revenues for the prior year totaled $21,734 with a gross margin of $10,534.

General and administrative expenses for the year ended June 30, 2005, totaled $1,622,932. Advertising and marketing related expenses were $786,060. These expenses were incurred as a result of our efforts to gain market recognition and acceptance of our products. Compensation related expenses were $434,493. Travel expenses incurred for product promotion and general business activities totaled $64,012. Professional fees for consulting, legal and accounting services were $103,910. Of these fees, accounting services for the yearly audit and quarterly reviews required for our SEC filings totaled $23,662 and legal fees associated with the preparation of marketing distribution agreements and various SEC filings totaled $74,077. We believe we will continue to incur substantial expenses for the near term as we increase our marketing efforts to introduce our products to the market.

General and administrative expenses for the year ended June 30, 2004 totaled $549,164. Compensation related expenses were $160,770. Consulting fees associated with marketing, customer relations and public relations totaled $191,506. Other marketing related expenses were $26,281. Travel expenses incurred totaled $28,963. We incurred $40,802 in legal and accounting related expenses primarily as a result of the merger agreement preparations and related audits of the merger participants. The remaining expenses were incurred for general business purposes.

Liquidity and Capital Resources:

Since inception to June 30, 2005, we have funded our operations from the sale of securities and loans.

During the quarter ended September 30, 2004, we sold 3,500,000 shares of our common stock for total proceeds of $350,000.

During the quarter ended December 31, 2004, we sold 3,005,000 shares of our common stock for total proceeds of $305,000.

During the quarter ended March 31, 2005, we sold 949,600 shares of our common stock for total proceeds of $94,980.

We have utilized the proceeds from these stock sales to fund our various marketing and promotion efforts and general business activities.

We have also funded our operations with loans from individuals. As of June 30, 2005, we were indebted to three individuals for a total amount of $136,263 including accrued interest. (See Note F of the financial statements included elsewhere in this report.)

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

The property consists of approximately 3,780 square feet of office space, and approximately 10,000 square feet of warehouse and manufacturing space. The remaining debt on this property totaled $766,398 as of June 30, 2005.

At June 30, 2005, we had cash of $1,406, and net working capital of $333,510.  Our cash requirements for the next twelve months will depend significantly on the number of purchase orders we receive for our products and our ability to secure financing for these orders.  We anticipate that we will be able to secure either a business loan or a factoring arrangement for any purchase order that exceeds our current ability to fund internally.  However, we have no current agreements or arrangements, which would provide such funding.  We have also not negotiated the terms of such funding and cannot provide any assurance that the terms will be favorable for the company.  We are also unable to predict the number of orders for our products, or if we receive additional orders, the amount of operating profit such orders would generate.  Therefore, we are unable to predict our future cash requirements until we secure additional purchase orders.

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

Plan of Operation

The operating subsidiary has embarked on a two-fold growth program, which includes the following strategies and plans:

Our plan of operation includes the implementation of a multi-pronged marketing strategy to distributors, retail stores, and cleaning professionals, and direct to consumers to position the Company to become a major supplier in the U.S. all-purpose cleaning solution market.  Management’s business model is to position the Company as an authority in this area, based on (i) its potential as a market innovator and future leader, (ii) careful attention to product quality, (iii) the Company’s tested and proven products, (iv) its ethical business practices, and (v) the confidence of a large number of loyal consumers.

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

New Accounting Pronouncements

Source Direct does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Source Direct’s results of operations, financial position, or cash flow.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm

  F-2

Balance Sheet - June 30, 2005

  F-3

Statements of Operations for the years ended June 30, 2005 and 2004 and for the period from Inception [July 8, 2002] through June 30, 2005

  F-4

Statement of Stockholders’ Equity for the period from Inception [July 8, 2002]

through June 30, 2005

  F-5

Statements of Cash Flows for the years ended June 30, 2005 and 2004 and for the period from Inception [July 8, 2002] through June 30, 2005

  F-6

Notes to Financial Statements

  F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Source Direct Holdings, Inc.

Idaho Falls, Idaho

We have audited the accompanying balance sheet of Source Direct Holdings, Inc. [a development stage company] as of June 30, 2005, and the related statements of operations, stockholders’ equity/(deficit), and cash flows for the period from inception [July 8, 2002] through June 30, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Source Direct Holdings, Inc. as of June 30, 2005, and the results of operations and cash flows for the period from inception [July 8, 2002] through June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Source Direct Holdings, Inc. will continue as a going concern.  As discussed in Note E to the financial statements, the Company has accumulated losses and has not had significant operations since inception.  These issues raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note E.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC

July 31, 2005

Salt Lake City, Utah

Source Direct Holdings, Inc.

Balance Sheet

June 30, 2005

Assets
Current Assets
Cash and cash equivalents Note A	$1,406
Accounts Receivable Note A	123,741
Inventory Note A	332,802
Prepaid Expenses	150,000
Total Current Assets	607,949

Fixed Assets
Fixed assets, net of depreciation - Note A & D	854,130
Total Fixed Assets	854,130

Other Assets
Intangible assets, net of amortization - Note D	102,861
Total Other Assets	102,861

Total Assets	$1,564,940

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts Payable	$95,135
Accrued Expenses	38,757
Current Portion of Building Loan Note F	4,284
Notes Payable Note F	136,263
Total Current Liabilites	274,439

Long Term Liabilities
Building Loan, net of current portion Note F	$762,114
Total Long Term Liabilites	762,114

Total Liabilities	1,036,553

Stockholders’ Equity
Capital Stock -- 200,000,000 shares authorized having a par value of $.001 per share; 79,001,800 shares issued and outstanding – Note B	79,002
Additional paid-in capital	2,584,548
Deficit accumulated during the development stage	(2,135,163)
Total Stockholders’ Equity	528,387

Total Liabilities and Stockholders’ Equity	$1,564,940

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

 Statements of Operations

For the years ended June 30, 2005 and 2004 and for the period from inception [July 8, 2002] through June 30, 2005

	2005	2004	From Inception [7/8/02] through June 30, 2005

Revenues	$257,586	$21,734	$279,320

Cost of Sales	179,232	11,200	190,432
Gross Operating Profit	78,354	10,534	88,888

General and administration expenses	1,622,932	549,164	2,195,361
Income / Loss from operations	(1,544,578)	(538,630)	(2,106,473)

Other income (expense)
Interest income	-	-	-
Interest expense	28,690	-	28,690
Total other income (expense)	(28,690)	-	(28,690)
Loss from continuing operations before income taxes	(1,573,268)	(538,630)	(2,135,163)

Provision for income taxes	-	-	-
Net Loss	$(1,573,268)	$(538,630)	$(2,135,163)
Loss per share basic and diluted:
Net loss per share-basic and diluted	$(0.02)	$(0.01)	$(0.04)

Weighted average number of common shares outstanding-basic and diluted	74,519,175	50,822,329	53,401,160

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Statements of Stockholders' Equity

For the period from Inception [July 8, 2002]

through June 30, 2005

	Common Stock
	Shares Issued	Par Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity
Balance, July 8, 2002	-	$-	$-	$-	$-
Issued stock at $1.00 per share to founders	2,000	2,000	-	-	2,000
Net Loss for the period ended June 30, 2003	-	-	-	(23,265)	(23,265)
Balance June 30, 2003	2,000	2,000	-	(23,265)	(21,265)
Recall Source Direct shares from 2003	(2,000)	(2,000)	-	-	(2,000)
Recapitalization at merger with Global-Tech Capital Corp.	67,681,400	67,681	520,819	-	588,500
Issued shares at $.09375	1,600,000	1,600	148,400	-	150,000
Net Loss for the period ended June 30, 2004	-	-	-	(538,630)	(538,630)
Balance June 30, 2004	69,281,400	69,281	669,219	(561,895)	176,605
Recall Source Direct shares from 2004	(9,000,000)	(9,000)	9,000	-	-
Issued shares at $.10	7,500,000	7,500	742,500	-	750,000
Warrants exercised for shares at $.125	800,000	800	99,200	-	100,000
Issued shares for services @ $.10	9,900,000	9,900	980,100	-	990,000
Warrants exercised for shares at $.125 (not yet in certificate form)	520,400	521	64,529	-	65,050
Issued warrants in exchange for loan	-	-	20,000	-	20,000
Net Loss for the period ended June 30, 2005	-	-	-	(1,573,268)	(1,573,268)
Balance June 30, 2005	79,001,800	$79,002	$2,584,548	$(2,135,163)	$528,387

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Statements of Cash Flows

For the years ended June 30, 2005 and 2004 and for the period from inception [July 8, 2002] through June 30, 2005

	2005	2004	From inception [7/8/02] through 06/30/05
Cash Flows From Operating Activities
Net Loss	$(1,573,268)	$(538,630)	$(2,135,163)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	34,087	8,006	42,093
Issued stock for services	840,000	-	840,000
Issued warrants for down payment on building	20,000	-	20,000
Changes in operating assets and liabilities
Increase (Decrease) in income/franchise taxes payable	(30)	30	30
Increase in Property Taxes Payable	4,069	-	4,069
Increase (Decrease) in shareholder loan	(36,563)	35,245	-
(Increase) in accounts receivable	(103,495)	(20,246)	(123,741)
Increase in accounts payable	95,135	-	95,135
(Increase) in inventory	(259,955)	(72,847)	(332,802)
Increase in payroll liabilities	11,416	23,241	34,658
Net Cash From Operating Activities	(968,604)	(565,201)	(1,555,721)
Cash Flows From Investing Activities
Purchase of property and equipment	(833,054)	(51,030)	(884,083)
Increase (Decrease) in equipment loans	(15,601)	15,601	-
Acquisition of intangible assets	-	(115,000)	(115,000)
Net Cash From Investing Activities	(848,655)	(150,429)	(999,083)
Cash Flows From Financing Activities
Proceeds from stock issuance	915,049	736,500	1,653,549
Net borrowing (payments) on long-term debt	902,661	(20,000)	902,661
Net Cash From Financing Activities	1,817,710	716,500	2,556,210
Net Increase in Cash	451	871	1,406
Beginning Cash Balance	955	84	-
Ending Cash Balance	$1,406	$955	$1,406

Supplemental Disclosures
Interest paid	$28,690	$-	$28,690
Income taxes paid	$-	$-	$-
Issued stock for prepaid expenses	$150,000	$-	$150,000

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2005

NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background

The Company incorporated under the laws of the State of Idaho on July 8, 2002.  The Company markets and promotes cleaning supplies and also engages in product development and sales.  The Company is considered to be in the development stage.

The Company completed a merger with Global-Tech Capital Corp., (GTCC) a Nevada corporation on October 14, 2003.  As a result of the merger, the articles of incorporation were amended to change the name of Global-Tech Capital Corp. to Source Direct Holdings, Inc.

The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles.  The following summarizes the more significant of such policies:

Statement of Cash Flows

Cash is comprised of cash on hand and on deposit with banks.  The Company had $1,406 as of June 30, 2005.

Income Taxes

The Company applies Statement of Financial Accounting Standard (ASFAS@) No. 109, "Accounting For Income Taxes," which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.  (See Note C below.)

Inventory

Inventory is valued at the lower of cost or market (net realizable value) using the first-in, first-out (FIFO) method.

Current
Value
Raw Materials	$193,415
Finished Goods	139,387
Total Inventory	332,802

Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2005

NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Net Loss Per Common Share

In accordance with Financial Accounting Standard No. 128, AEarnings Per Share,@ basic loss per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  Common stock equivalents were not included in the calculation of loss per share because their inclusion would be antidilutive.

The Company issued warrants, (with the private sale of common shares and also in exchange for the down payment on the Company’s property), which are valid for three years from the date of issuance, and exercisable at $0.125 per share.  As of June 30, 2005, there were 18,580,726 warrants outstanding.

Recent Accounting pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R) Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock issued to Employees. SFAS. No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) must be adopted by the Company no later than December 15, 2005. The Company expects to adopt SFAS No. 123(R) on December 15, 2005. When the Company adopts SFAS No. 123(R), it may elect the modified prospective method or the modified retrospective method. The Company has not yet determined which method it will elect. The Company currently accounts for share-based payments to employees using APB Opinion No. 25 and the intrinsic value method and, as a result, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123 (R) cannot be determined at this time because it will depend on levels of share-based payments granted in the future.

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (ASAB 104"), ARevenue Recognition.@  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  Revenue from product sales is recognized when goods are delivered to the customer.  Revenue from promotional and marketing services is recognized when earned.  The Company records accounts receivable for sales which have been completed but for which money has not been collected.  The balance uncollected as of June 30, 2005, was $123,741.  The Company has had no bad debt recorded to date; therefore the Company does not recognize an allowance for doubtful accounts.  For customer purchases paid in advance, the Company records a liability until products are shipped.  There was no unearned revenue as of June 30, 2005.

Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2005

Accounts Receivable

Accounts receivable consist of amounts due from customers.  The Company records accounts receivable at the lower of cost or fair value.  The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses.  The Company charges off uncollectible accounts when management estimates no possibility of collecting the related receivable.  The Company considers accounts receivable to be past due or delinquent based on contractual terms.

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

Property and equipment

Property and equipment are stated at cost.  Expenditures for maintenance and repairs are charged to expense as incurred.  Property and equipment are depreciated as follows:

Asset	Depreciation Method	Estimated useful life
Equipment	Straight-line	7 years
Building	Straight-line	27.5 years
Office Equipment	Straight-line	5 years

Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2005

Intangible assets

The Company adopted SFAS No. 142, AGoodwill and Other Intangible Assets@.  SFAS No. 142 addresses the accounting and reporting for acquired goodwill and other intangible assets. The Company’s intangible assets consist of formulas, trademarks and trade names. The intangible assets are being amortized over their estimated useful life of 15 years. Amortization expense for the years ended June 30, 2005 and 2004, were approximately $7,667 and $4,472, respectively.  Amortization expense for the next four years is expected to be $7,667 each year.

Intangible Assets	$115,000
Accumulated Amortization	12,139
Net Intangibles	$102,861

Advertising Costs

Advertising costs are charged to expense as incurred.  Advertising expenses for the years ended June 30, 2005 and 2004, were $56,810.50 and $0, respectively.

NOTE B

ISSUANCE OF COMMON SHARES AND WARRANTS

On October 14, 2003, the Company completed a reverse merger transaction with Global-Tech Capital Corp. (GTCC), wherein 67,681,400 shares of common stock were exchanged for all of the prior outstanding shares of the Company. Of those shares of common stock, 12,151,400 were held by the former owners of GTCC., and  55,530,000 shares were issued to shareholders of Source Direct, Inc., at a rate of 1.5 shares of GTCC stock for each share of Source Direct, Inc.

On March 31, 2004, the Company issued 1,600,000 shares of common stock to private investors for $150,000 or $0.09375 per share.

In July 2004, the Company rescinded the granting of certain shares issued, and canceled an aggregate of 9,000,000 shares of common stock which had been issued in connection with the merger with GTCC and for services to be rendered subsequent to the merger.  The shares were canceled because they had been issued in amounts that were inconsistent with the value of the services provided.

Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2005

In August 2004, the Company resolved to raise funds through the use of a private offering. With this offering, the Company issued 7,500,000 shares at $0.10 per share, and 800,000 shares at $0.125 per share, upon the exercise of warrants issued in the private offering.

Additionally, the Company entered into agreements with outside firms to whom they issued 9,900,000 shares of common stock, valued at $0.10 per share (equivalent to the private offering price), for services including marketing and advertising.  Management has estimated the fair market value of the services to be $990,000, which has been recorded as an expense, and prepaid expense, in the accompanying financial statements.

During the offering period there were 14,000,000 additional shares issued in duplicate, which the Company is canceling.

During the offering, the company issued warrants which are exercisable at $0.125 per share at anytime up to three years from the date of issuance.  The Company also issued 160,000 warrants (valued at $20,000) for down payment in connection with the Company’s purchase of its property.  As of June 30, 2005, there were 18,580,726 warrants issued and outstanding.  The weighted average exercise price is $0.125.  The average term to maturity is three years.

As of June 30, 2005, 520,400 warrants had been exercised by a shareholder.  These shares have not yet been issued in certificate form, as per request of the shareholder.

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

The provision for income taxes consists of the following:

Current taxes	$-
Deferred tax benefit	(654,479)
Benefits of operating loss carryforwards	654,479
$-

The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because the valuation allowance for deferred tax assets increased by $761,240.

The Company has the following carryforwards available at June 30, 2005:

Operating losses
Amount	Expires

1,573,268	2024
561,895	through 2023

 Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2005

NOTE D

PROPERTY AND EQUIPMENT

The major categories of property and equipment are as follows:

Amount
Fixed Assets
Equipment & Machinery	$57,838
Furniture & Fixtures	5,935
Miscellaneous	20,311
Building	800,000
Total Fixed Assets	884,084

Accumulated Depreciation
Equipment & Machinery	7,777
Furniture & Fixtures	497
Miscellaneous	5,920
Building	15,760
Total Accumulated Depreciation	29,954
Net Property, Plant & Equipment	$854,130

Depreciation expense was $26,420 in 2005, and $3,534 in 2004.  Amortization expense was $7,667 in 2005, and $4,472 in 2004.

NOTE E

GOING CONCERN

The Company has accumulated losses since inception totaling $2,135,163 and is still developing operations as of June 30, 2005.  Financing for the Company’s limited activities to date has been provided primarily by the issuance of stock, by advances from Stockholders and by borrowing funds (see NOTE F).  The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized.  Management continues to develop its planned principal operations.  Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.

Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2005

NOTE F

NOTES PAYABLE

The Company has borrowed funds for the acquisition of its building.  The terms of the loan include interest of 8.5% for 360 months, with a monthly payment of principal and interest of $5,882.19.

Principal payments due over the next 5 years are as follows:

For Year Ended	Amount

June 30, 2006	$4,284
June 30, 2007	6,162
June 30, 2008	6,706
June 30, 2009	7,299
Thereafter	741,947

The Company has borrowed funds for operating purposes from an individual pursuant to a note.  The terms of the note include principal of $50,000 and interest of $3,763.  If the principal and interest was not paid within 60 days of 6/15/05, then additional interest of 10% annually will be due on original amounts.  This note is currently in default.  The Company is working with the individual to make payment arrangements.

The Company has borrowed funds for operating purposes from another individual in the amount of $52,500.  The loan is unsecured, due on demand, and non-interest bearing.

The Company has borrowed funds for operating purposes from another individual in the amount of $30,000.  The loan is unsecured, due on demand, and non-interest bearing.

NOTE G

SUBSEQUENT EVENTS

Subsequent to the Company’s fiscal year end June 30, 2005, the Company is in default on a Note Payable of $50,000 as mentioned in Note F.  In July, 2005 the Company issued an additional 130,000 shares of common stock to individuals for the purpose of raising capital.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the period covered by this report that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

                 There is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB that has not been previously filed with the Securities and Exchange Commission.

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

NAME	AGE	POSITION

Deren Z. Smith	35	President and Director
Kevin Arave	48	Secretary/Treasurer and Director

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended June 30, 2004, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended June 30, 2004, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company is aware of the following untimely filings: Messrs. Smith and Arave filed late Forms 5.

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

We have not adopted a formal code of ethics statement. The board of directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons who are also the officers and directors and many of the persons employed by the Company are independent contractors general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.

SHAREHOLDER-DIRECTOR COMMUNICATION

We have neither a nominating committee for persons to be proposed as directors for election to the board of directors nor a formal method of communicating nominees from shareholders. We do not have any restrictions on shareholder nominations under our certificate of incorporation or by-laws. The only restrictions are those applicable generally under Nevada Corporate Law and the federal proxy rules. Currently the board of directors decides on nominees, on the recommendation of one or more members of the board. None of the members of the board of directors are "independent." The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to any of the board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, the board of directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

Because the management and directors of the Company are the same persons, the board of directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the boards' attention by virtue of the co-extensive employment.

The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance. The Company did not have an annual meeting in fiscal year ended June 30, 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors for the fiscal year ended June 30, 2005.

					LONG TERM COMPENSATION
					AWARDS
							PAYOUTS
		ANNUAL COMPENSATION			RESTRICTED	SECURITIES
					STOCK	UNDERLYING	LTIP	ALL OTHER
NAME AND		SALARY	BONUS	OTHER	AWARD	OPTIONS	PAYOUTS	COMPENSATION
PRINCIPAL POSITION	YEAR (1)	($)	($)	($)	($)	SARS(#)	($)	($)
Deren Smith, President	2005	$112,000	$0		$0
& Director	2004	$4,000	$93,200		$0
Kevin Arave,	2005	$77,500	$0		$0
Secretary/Treasurer & Director	2004	$7,500	$45,250		$0

(1)

For the fiscal years ended June 30, 2005 and 2004.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2005, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP
Deren Smith (1)	17,117,000	22.5%
Kevin Arave (1)	16,200,000	21.3%

All executive officers and directors as a group (two persons)	33,500,000	43.8%

______________

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

(1) The person’s business address is c/o Source Direct Holdings, Inc., 4323 Commerce Circle, Idaho Falls, Idaho, 83401.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Both Deren Smith and Kevin Arave, directors and officers of the Parent Company and the Subsidiary, received 11,500,000 shares each for transferring to the Subsidiary the formulas and related rights used by the Subsidiary.  These shares were converted into 17,250,000 shares each of the common stock of the parent upon consummation of the Merger. The transfer of these assets was not transacted at arm’s length because both parties were the only directors of the Subsidiary at the time of the transaction.  Messrs. Smith and Arave are both founders of the Subsidiary.

ITEM 13. EXHIBITS

a.  Exhibits

Exhibit Number

Name of Exhibit

3.1

Certificate of Amendment to Certificate of Incorporation (4)

3.2

Articles of Merger, without attachment (2)

10.1

Agreement and Plan of Merger Dated September 29, 2003, without Attachments (2)

10.2

Distribution Agreement dated March 17, 2004, with Marden Distribution, Inc. (3)

10.3

Note Secured by Deed of Trust (5)

10.4

Deed of Trust (5)

10.5

Co-Branding Supply Agreement between Source Direct Holdings, Inc. and Fusion Packaging Solutions, Inc., dated as of February 10, 2005 (6)

10.6

Brokerage Agreement between Source Direct Holdings, Inc. and Daymon Associates, Inc., dated as of January 10, 2005 (7)

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

 Warranty Deed (5)

_______________________________________________________________________

(1)

Filed herewith

(2)

Incorporated by reference from Form 8-K (dated October 16, 2003)

(3)

Incorporated by reference from Form 10-QSB (dated May 14, 2004)

(4)

Incorporated by reference from Form 10-KSB (filed September 9, 2004)

(5)

        Incorporated by reference from Form 8-K (filed January 25, 2005)

(6)

        Incorporated by reference from Form 8-K (filed February 14, 2005)

(7)

        Incorporated by reference from Form 8-K (filed March 8, 2005)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The company paid audit and financial statement review fees totaling $19,441 and $4,650 for the fiscal years ended June 30, 2005 and 2004 respectively, to Mantyla McReynolds our current independent accountants.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

Audit committee policies & procedures

The company does not currently have a standing audit committee. The above services were approved by the company’s Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  SOURCE DIRECT HOLDINGS, INC.

By:  /s/ Deren Smith

Deren Smith, President & Director

(Principal Executive Officer)

Date:

October 13, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature

Title                                               Date

/s/ Kevin Arave

Secretary/Treasurer & Director

October 13, 2005

Kevin Arave

   (Principal Financial Officer)