Form 10QSB
period 2005-09-30
SOURCE DIRECT HOLDINGS INC
filed 2005-11-14
CIK 1083661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 8, 2005, the Company had outstanding 81,411,400 shares of its common stock, no par value $0.001.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION		PAGE

PART I

ITEM 1.	FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS	7
ITEM 3.	CONTROLS AND PROCEDURES	16

PART II

ITEM 1.	LEGAL PROCEEDINGS	N/A
ITEM 2.	CHANGES IN SECURITIES	16
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	N/A
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	N/A
ITEM 5.	OTHER INFORMATION	17
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	17

PART I

ITEM 1. FINANCIAL STATEMENTS

SOURCE DIRECT HOLDINGS, INC.

Consolidated Balance Sheets

September 30, 2005

	September 30, 2005 (Unaudited)	June 30, 2005 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$5,561	$1,406
Accounts Receivable	74,401	123,741
Inventory	351,710	332,802
Prepaid Expenses	75,000	150,000
Total Current Assets	506,672	607,949

Property and Equipment
Property and equipment	884,084	884,084
Less: Accumulated Depreciation	(40,483)	(29,954)
Net Property and Equipment	843,601	854,130

Other Assets
Intangible assets	115,000	115,000
Accumulated Amortization	(14,056)	(12,139)
Net Other Assets	100,944	102,861

TOTAL ASSETS	$1,451,217	$1,564,940

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$74,156	$95,135
Accrued Expenses	45,418	38,757
Current Portion of Building Loan	5,775	4,284
Notes Payable	129,263	136,263
Total Current Liabilities	254,612	274,439

Long-Term Liabilities
Building Loan, net of current portion	759,225	762,114
Shareholder Loan	905	-
Total Long-Term Liabilities	760,130	762,114

Total Liabilities	1,014,742	1,036,553

Stockholders' Equity
Common Stock -- $.001 par value; 200,000,000 shares authorized; 80,505,400 issued and outstanding	80,505	79,002
Additional paid-in capital	2,770,994	2,584,548
Accumulated deficit	(2,415,024)	(2,135,163)
Total Stockholders' Equity	436,475	528,387
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$1,451,217	$1,564,940

See accompanying notes to financial statements.

SOURCE DIRECT HOLDINGS, INC.

Consolidated Statement of Operations

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2004

Revenues	$59,376	$33,498
Cost of Goods Sold	39,426	18,120
Gross Profit	19,950	15,378

General and admin. Expense	283,563	178,248

Operating Loss	(263,613)	(162,869)

Interest income	-	-
Interest expense	(16,249)	-
Gain/(loss) on asset sales	-	-
Income taxes	-	-

Net Loss before extraordinary	(279,862)	(162,869)
Extraordinary gain, net	-	-

Net Loss	$(279,862)	$(162,869)

Net Loss per share	$(0.003)	$(0.002)

Weighted Average Number of shares outstanding	80,193,748	64,759,661

See accompanying notes to financial statements.

SOURCE DIRECT HOLDINGS, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the three	For the three
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2004

Cash Flow Used for Operating Activities
Net Loss	$(279,862)	$(162,869)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	10,529	2,501
Amortization Expense	1,917	1,917
(Increase)/Decrease in Trade Receivables	49,340	(18,642)
(Increase)/Decrease in Inventory	(18,908)	(94,594)
Increase/(Decrease) in employee advance	-	(5,437)
Increase/(Decrease) in accounts payable	(20,980)	28,098
(Increase)/Decrease in Prepaid Expenses	75,000	-
Increase/(Decrease) in payroll Liabilities	6,661	(5,197)

Net Cash Flows Used for Operating Activities	(176,303)	(254,223)

Cash Flows used for Investing Activities:
Purchase equipment	-	(13,567)
Acquisition of Intangible Assets	-	-
Net Cash Flows Used for Investing Activities	-	(22,169)

Cash Flows used for Financing Activities:
Proceeds from Equipment Loans	-	(8,602)
Proceeds from Shareholder Loans	905	5,437
Payments on Shareholder Loans	-	(42,000)
Net borrowing (payments) on long-term debt	(1,397)	-
Increase in Note Payable	(7,000)	-
Proceeds from stock issuance	187,950	350,000
Net Cash Flows Used for Financing Activities	180,458	304,835

Net Increase / (Decrease in cash	4,155	37,045
Beginning Cash Balance	1,406	955

Ending Cash Balance	$5,561	$38,000

Supplemental Disclosures:
Interest paid	$16,249	$-
Income taxes paid	-	-

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(Unaudited)

Note 1   ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

Interim financial statements-The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2005 and 2004. There has not been any change in the significant accounting policies of Source Direct Holdings, Inc. for the periods presented. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results for a full-year period.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission (the “SEC”).

Note 2   INVENTORY

Inventories are stated at lower of cost or market and consist of the following:

September 30, 2005
Raw Materials	$204,404
Finished Goods	$147,306

Total Inventory	$351,710

Note 3   ISSUANCE OF COMMON SHARES AND WARRANTS

During the period from 7/1/05 through 9/30/05, a shareholder exercised a total of 1,503,600 warrants at $0.125 per share.  These shares have not yet been issued in certificate form, as per request of the shareholder.

Note 4   RELATED PARTY / SHAREHOLDER LOANS

There is currently a Shareholder Loan to the Company in the amount of $905.  The loan is unsecured, due on demand, and non-interest bearing.

Note 5   GOING-CONCERN

The Company has accumulated losses since inception totaling $2,415,024 and was still developing operations as of September 30, 2005.  Financing for the Company’s limited activities to date has been provided primarily by the issuance of stock, by advances from Stockholders and by borrowing funds.  The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized.  Management continues to develop its planned principal operations.  Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Quarterly Report contains forward-looking statements about the business, financial condition and prospects of Source Direct Holdings, Inc. (“we” or the “Company”), that reflect management’s assumptions and beliefs based on information currently available.  Additionally, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer, or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project or projected," or similar expressions are intended to identify "forward-looking statements."  Such statements are qualified in their entirety by reference to and are accompanied by the below discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions other than those mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future (vi) a very competitive and rapidly changing operating environment, (vii) changes in business strategy, (viii) market acceptance of our products and, (ix) a failure to successfully market the Company’s products.

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

SUMMARY OF OUR BUSINESS

We acquired the formulas for two cleaning products. These products are Simply Wow® and Stain Pen®. The formulas for these products were developed by Deren Z. Smith, the President of Source Direct and one of its directors.  Kevin Arave, the Secretary/Treasurer of Source Direct and a director, also assisted in the funding for the development of the formulas.  Any and all rights and interests of these parties in and to the formulas or the trademarks were transferred to the Company for 11,500,000 shares each of the Subsidiary. These shares converted into 17,250,000 of the parent company as a result of the Merger. Furthermore, the company developed a new product called Odor Annihilator in May 2005.

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

4.

It is biodegradable and nontoxic, making this product environmentally safe and friendly.

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

AUTOMOTIVE PRODUCTS

Simply Wow® Pig Spit®

The Simply Wow® Pig Spit® is a co-branded product with Fusion Packaging Solutions, Inc. Fusion Packaging Solutions has a proprietary solution called Pig Spit®. Pig Spit® was formulated primarily for motorcycle enthusiast. Pig Spit® makes black wrinkle and powder coat finishes look like new. It wicks into hard-to-reach areas like motor fins and transmissions and eliminates wax stains. Pig Spit® is available at most Harley Davidson® motorcycle shops in the U.S. and has been available for distribution to mass merchandisers through Source Direct Holdings, Inc.  In November 2005, we received notice from Fusion that it intends to terminate the distribution agreement, following which we will not distribute the Pig Spit® product.

Wow Instant Detailer

The Wow Instant Detailer is an organic, biodegradable product designed for cleaning the interiors of vehicles such as vinyl and leather seats, dashboards and other interior surfaces.

Wow Automotive Exterior Spray Conditioner

The Wow Automotive Exterior Spray Conditioner has been designed to improve the appearance of car paint, engine, trim and components. It is intended to restore dull or faded rubber, tires, trim, vinyl, paint, chrome, and other surfaces. It sprays on easily and does not require rubbing or buffing, is safe to use on most surfaces, and leaves no caking or residue.  The following are what we believe to be specific advantages of using the Wow Automotive Exterior Spray Conditioner:

•

Works into hard-to-reach areas like motors, seams, and trim.

•

Provides UV protection, preventing color fading on paint and carbon fiber finishes.

•

Easy touch-up or full detail.

•

Makes black trim look new.

•

Eliminates wax marks.

•

Provides protection from the elements.

•

Does not attract dirt or dust.

•

Not sensitive to heat and makes engines and hoses look new and shiny, even after running.

•

Does not build up like wax.

•

No wiping required.

•

Enhances paint luster.

•

Keeps chrome wheels looking new, and makes them easier to clean. Resists dirt and road grime.

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

Since inception, we have spent approximately $71,884 on research and development of the business, our products, and our marketing strategy.

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

The Fusion Packaging Solutions agreement is an exclusive mass merchandising and co-branding distribution agreement. Fusion Packaging Solutions, Inc., has a proprietary solution called Pig Spit®. Pig Spit® was introduced at the Sturgis Motorcycle Rally in 1994 and has won the respect of motorcycle enthusiasts around the world. Pig Spit® makes black wrinkle and powder coat finishes look like new. It wicks into hard-to-reach areas like motor fins and transmissions and eliminates wax stains. Pig Spit® is available at most Harley Davidson® motorcycle shops in the U.S. and will now be made available exclusively for distribution to mass merchandisers through Source Direct Holdings, Inc., and marketed under the co-branded name of Simply Wow® Pig Spit®.  In November 2005, Fusion provided notice that it intends to terminate the agreement as of February 2006, or sooner if certain stated conditions are not met.

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

In October 2005, we appointed a new National Director of Business Development. Sharon Kirkwood brings 27 years of high-level experience in the consumer packaged goods industry.  Ms. Kirkwood also has many key industry contacts.

We recently became a title sponsor on a NASCAR sponsorship agreement with Erik Darnell and Darnell Motor Sports for the 2004 and 2005 NASCAR racing seasons. Erik Darnell is a featured competitor in "Roush Racing: Driver X," a 13-week series debuting on the Discovery Channel beginning in October 2005. The nation's No.1 spectator sport should provide another high-impact venue for brand exposure of Simply Wow®.

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

During the quarter ended September 30, 2005, our internal marketing staff expanded our distribution into the Home Shopping Network catalogue, Improvements. Home Shopping Network is a global, multi-channel retailer reaching more than 85 million U.S. households. Management believes this will offer greater distribution opportunities with this mega-retailer, as HSN expands its catalogue portfolio through numerous acquisitions currently under way.

Nationwide brand preference for Stain Pen® is also being supported with advertising in the September 2005 issues of two of America's women's magazines: Redbook and Woman's Day.

In November 2005, we attended the SEMA Show in Las Vegas where we introduced our automotive specialty products. This gave our products exposure to automotive enthusiasts and key domestic and international distributors. The SEMA Show attracts more than 100,000 industry leaders from over 100 countries.

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

Significant Customers

Through September 30, 2005, we received the majority of our revenues through sales of our products by three divisions of Albertsons®: the Salt Lake division, the Denver division, and the Vacaville, California division. We believe that we have a good relationship with these divisions. Additionally, we have received purchase orders from additional divisions of Albertsons®. Also, we have received orders from ATA Retail Services. Further, we have received orders from Marden Inc., for distribution into the new Wal-Mart® Motorcycle Modular.  In June 2005, we began shipments of the Stain Pen™ product to the Flying J Travel Plaza chain. We continue to develop many different outlets for our unique line of products.

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

•

The financial statements of the Company include a "going concern" limitation.

•

The Company has a limited operating history and may require additional funding.

•

The Company has not applied for a patent on its products.

•

The loss of the services of current management would have a material negative impact on the operations of the Company.

•

The Company will be in competition with a number of other companies, which may be better financed than the Company.

•

There is no active public market for the common stock of the Company.

•

The Company’s shares are designated as penny stock.

•

The market for the Company’s shares is volatile.

•

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

Financial Condition and Changes in Financial Condition

Revenues for the quarter ended September 30, 2005, totaled $59,376. These revenues were primarily generated from purchase orders from various retail stores including Albertsons®, Wal-Mart®, ATA Retail Services and the Flying J Travel Plaza chain. We anticipate receiving additional orders from these sources as well as from the other distribution agreements that are in place, but we can give no assurance that such sales will occur.  Our cost of goods sold for these sales totaled $39,426, which resulted in a gross profit margin of $19,950 or 33.6% of sales. Revenues for the prior year quarter totaled $33,498 with a gross margin of $15,378.

Operating expenses for the quarter ended September 30, 2005 totaled $283,563. Compensation related expenses were $93,250. Travel, advertising and marketing expenses incurred for product promotion and general business activities totaled $119,548. We incurred $19,599 in legal and accounting related expenses as a result of the various marketing agreements we entered into and expenses related to fulfilling our filing requirements with the SEC. Research and development expenses totaled $981 for the quarter. The remaining expenses were incurred for general business purposes.

Operating expenses for the quarter ended September 30, 2004 totaled $178,248. Compensation related expenses were $91,349. Travel expenses incurred for product promotion and general business activities totaled $10,146. We incurred $27,135 in legal and accounting related expenses primarily as a result of the various marketing agreement preparations. Research and development expenses totaled $6,001 for the quarter. The remaining expenses were incurred for general business purposes.

We believe we will continue to incur substantial expenses for the near term as we increase our marketing efforts to introduce our products to the market.

Liquidity and Capital Resources:

Since inception to September 30, 2005, we have funded our operations from the sale of securities and loans.

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

We have also funded our operations with loans from individuals. As of September 30, 2005, we were indebted to three individuals for a total amount of $129,263 including accrued interest.

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

The property consists of approximately 3,780 square feet of office space, and approximately 10,000 square feet of warehouse and manufacturing space. The remaining debt on this property totaled $765,000 as of September 30, 2005.

At September 30, 2005, we had cash of $5,561, and net working capital of $252,060.  Our cash requirements for the next twelve months will depend significantly on the number of purchase orders we receive for our products and our ability to secure financing for these orders.  We anticipate that we will be able to secure either a business loan or a factoring arrangement for any purchase order that exceeds our current ability to fund internally.  However, we have no current agreements or arrangements, which would provide such funding.  We have also not negotiated the terms of such funding and cannot provide any assurance that the terms will be favorable for the company.  We are also unable to predict the number of orders for our products, or if we receive additional orders, the amount of operating profit such orders would generate.  Therefore, we are unable to predict our future cash requirements until we secure additional purchase orders.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Their evaluation was carried out with the participation of other members of the Company’s management.  Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2005, a shareholder exercised a total of 1,503,600 warrants at $0.125 per share.  These shares have not yet been issued in certificate form, as per request of the shareholder.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2005 a shareholder loaned the Company $905.  The loan is unsecured, due on demand, and non-interest bearing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

31.1

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

_____________________

(1)  Filed herewith

b.  Reports on Form 8-K

On July 27, 2005, the Company filed a Current Report on Form 8-K relating to the termination of marketing distribution agreements with Benper, S.A. de C.V., Impact Sales and MediaCorp QVC.

On September 15, 2005, the Company filed a Current Report on Form 8-K relating to the termination of the business relationship with Integritas Inc.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Source Direct Holdings, Inc.

Date: November 14, 2005	By: /s/ Deren Z. Smith
Deren Z. Smith, President (Principal executive officer)

Date: November 14, 2005	By: /s/ Kevin Arave
Kevin Arave, Treasurer (Principal financial officer and chief accounting officer)