Form 10QSB
period 2005-12-31
SOURCE DIRECT HOLDINGS INC
filed 2006-02-21
CIK 1083661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 16, 2006, the Company had outstanding 81,571,400 shares of its common stock, no par value.

PART I

ITEM 1. FINANCIAL STATEMENTS

SOURCE DIRECT HOLDINGS, INC.

Condensed Consolidated Balance Sheets

December 31, 2005

	December 31, 2005 (Unaudited)	June 30, 2005 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$9,274	$1,406
Accounts Receivable	60,102	123,741
Inventory	385,640	332,802
Prepaid Expenses	33,200	150,000
Total Current Assets	488,216	607,949

Property and Equipment
Property and equipment	886,084	884,084
Less: Accumulated Depreciation	(51,012)	(29,954)
Net Property and Equipment	835,072	854,130

Other Assets
Intangible assets	115,000	115,000
Accumulated Amortization	(15,973)	(12,139)
Net Other Assets	99,027	102,861

TOTAL ASSETS	$1,422,315	$1,564,940

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$80,352	$95,135
Accrued Expenses	62,544	38,757
Current Portion of Building Loan	-	4,284
Notes Payable	129,263	136,263
Shareholder Loan	305	-
Total Current Liabilities	272,464	274,439

Long-Term Liabilities
Building Loan, net of current portion	763,691	762,114
Total Long-Term Liabilities	763,691	762,114

Total Liabilities	1,036,155	1,036,553

Stockholders' Equity
Common Stock -- $.001 par value; 200,000,000 shares authorized; 83,507,975 issued and outstanding	83,508	79,002
Additional paid-in capital	2,961,274	2,584,548
Accumulated deficit	(2,658,622)	(2,135,163)
Total Stockholders' Equity	386,160	528,387
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,422,315	$1,564,940

See accompanying notes to financial statements.

SOURCE DIRECT HOLDINGS, INC.

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	31-Dec-05	31-Dec-04	31-Dec-05	31-Dec-04

Revenues	$70,601	$35,908	$129,977	$69,406
Cost of Goods Sold	23,784	15,656	47,569	33,776
Gross Profit	46,817	20,252	82,408	35,630

General and admin. Expense	283,039	211,178	566,602	389,426

Operating Loss	(236,222)	(190,926)	(484,194)	(353,796)

Interest income	-	-	-	-
Interest expense	(23,017)	-	(39,266)	-
Gain/(loss) on asset sales	-	-	-	-
Income taxes	-	-	-	-

Net Loss	$(259,239)	$(190,926)	$(523,460)	$(353,796)

Net Loss per share	(0.01)	(0.01)	(0.01)	(0.01)

Weighted Average Number
of shares outstanding	82,583,734	69,275,259	81,531,683	69,275,259

See accompanying notes to financial statements.

 SOURCE DIRECT HOLDINGS, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the six	For the six
	Months Ended	Months Ended
	31-Dec-05	31-Dec-04

Cash Flow Used for Operating Activities
Net Loss	$(523,460)	$(353,796)
Adjustments to Reconcile net loss to
net cash used for operating activities:
Depreciation	21,058	4,900
Amortization Expense	3,834	3,834
(Increase)/Decrease in Trade Receivables	63,639	3,802
(Increase)/Decrease in Inventory	(52,838)	(181,750)
Increase/(Decrease) in employee advance	-	(5,437)
Increase/(Decrease) in accounts payable	(14,783)	10,085
(Increase)/Decrease in Prepaid Expenses	154,504	(12,602)
Increase/(Decrease) in payroll Liabilities	23,786	822
(Decrease) in income taxes payable		(60)
Net Cash Flows Used for Operating Activities	(324,260)	(530,202)

Cash Flows used for Investing Activities
Purchase equipment	(2,000)	(27,465)
Acquisition of Intangible Assets	-	-
Net Cash Flows Used for Investing Activities	(2,000)	(27,465)

Cash Flows used for Financing Activities
Proceeds from Equipment Loans	-	-
Proceeds from Shareholder Loans	305	(36,563)
Payments on Shareholder Loans	-	-
Net borrowing (payments) on long-term debt	(2,706)
Increase (Decrease) in Note Payable	(7,000)	-
Proceeds from stock issuance	343,529	655,000
Net Cash Flows Used for Financing Activities	334,128	618,437

Net Increase / (Decrease in cash	7,868	60,770
Beginning Cash Balance	1,406	955

Ending Cash Balance	$9,274	$61,725

Supplemental Disclosures
Interest paid	39,266	-
Income taxes paid	-	-

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2005

(Unaudited)

Note 1

ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

Interim financial statements-The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of December 31, 2005. There has not been any change in the significant accounting policies of Source Direct Holdings, Inc. for the periods presented. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results for a full-year period.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission (the “SEC”).

Note 2

INVENTORY

Inventories are stated at lower of cost or market and consist of the following:

December 31, 2005
Raw Materials	$195,639
Finished Goods	$190,001

Total Inventory	$385,640

Note 3

ISSUANCE OF COMMON SHARES AND WARRANTS

During the period from July 1, 2005 to September 30, 2005 a shareholder exercised a total of 703,600 warrants at $0.125 per share from October 1, 2005 to December 31, 2005 a shareholder exercised 406,000 warrants at $0.125 per share. These shares have not yet been issued in certificate form, as per request of the shareholder.

During the period from October 1, 2005 through December 31, 2005, The company issued shares of common stock for $155,579 for cash.  500,000 shares of restricted common stock were issued for advertising services on November 18, 2005 at a value of $37,703.

Note 4

RELATED PARTY / SHAREHOLDER LOANS

There is currently a Shareholder Loan to the Company in the amount of $305.  The loan is unsecured, due on demand, and non-interest bearing.

Note 5

NOTES PAYABLE

The Company has borrowed funds for operating purposes from an individual pursuant to a note.  As of December 31, 2005 the balance due on the note consisted of $50,000 principal and $7,100 of accrued interest.  This note is currently in default.  The Company is working with the individual to make payment arrangements.

Note 6

GOING-CONCERN

The Company has accumulated losses since inception totaling $2,658,622 and was still developing operations as of December 31, 2005.  Financing for the Company’s limited activities to date has been provided primarily by the issuance of stock, by advances from Stockholders and by borrowing funds.  The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized.  Management continues to develop its planned principal operations.  Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.

Note 7

SUBSEQUENT EVENTS

On January 13, 2006 an amendment was executed upon the note secured by a deed of trust on the Company’s building located at 4323 N. Commerce Circle, Idaho Falls, Idaho, 83401.  Effective January 14, 2006 the amendment changed the following loan components for the remaining principal of $763,594.09.  Accruing interest was changed from 8.5% to 11.25%.  Monthly payments were changed from $5,882.19 to $6,681.45, of which the first payment was due on February 3, 2006.  The amendment further states that no principal payments may be made unless in full.  A late fee of 5% will be charged on any amount overdue by 30 days.  The Company was to transfer 160,000 shares of the Company’s common stock to the creditor in lieu of warrants given as part of the original loan transaction.

On December 9, 2005, the Company filed a lawsuit in the Third Judicial District Court in Salt Lake County, Utah, against Integritas, Inc., International Marketing Group, Inc., Corporate Capital, Inc., Jonquil International, Inc., Asset Growth Strategies, Inc., Reyna Enterprises, Inc., OmniCap, Inc., Phillip Flynn and Scott Phillip Flynn.  The Company's complaint alleges that the Company was fraudulently induced by the defendants to enter into certain marketing, consulting, and distribution contracts.  Based on the fraudulent inducement and the Company's rescission of the contracts, the Company seeks to recover the approximately 8,000,000 shares of Source Direct stock that were issued to the defendants pursuant to the contracts.  The defendants have counterclaimed against the Company, alleging that the Company was not authorized to place a stop hold order on the shares issued to the defendants, and that that the Company is liable for any decline in the market value of the stock that occurred after September 7, 2005.  The Company denies that it is liable to the defendants and intends to defend vigorously against the counterclaim and prosecute its own claims for affirmative relief against the defendants.

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

COMPANY HISTORY

Source Direct, Inc. (“SDI”) was incorporated under the laws of the State of Idaho on July 8, 2002.  Since its inception, SDI was in the business of promoting and marketing cleaning products and supplies, and developing new products.

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

Additionally, the company developed a new product called Odor Annihilator in May 2005 and Tuff Buff ® wash-n-wax in November 2005.

We have applied for the trademarks to all four of our products but have not made application for any patents.   Management believes it would be difficult, if not impossible, to duplicate the formulas for the Company’s products. We maintain confidentiality agreements with all parties who have access to the formulas.  Nevertheless, there is no assurance that someone could not duplicate the formulas and directly compete with the company.  The cost of litigating the issue of illegal competition may preclude us from being able to protect the secrecy of the formulas.

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

Simply Wow Odor Annihilator™

We recently introduced the Odor Annihilator into the market and have applied for a trademark. The Odor Annihilator is an organic, biodegradable cleaning product designed to eliminate household odors.   Odor Annihilator™ does more than just removing the odor, it Annihilates the source of the odor.

Odors are caused by organisms that send off molecules that your nose detects. Air fresheners try to overpower the odor by covering it up. Fabric refreshers try to remove the odor, but Simply WoW® Odor Annihilator™ goes further by removing the source of the odor so that it doesn't return.  Odor control consists of perfumes or other masking agents that are applied to hid the odor.  This however does not decrease the odor itself, but ads to it to try and make it les objectionable.  Unfortunately, the odor becomes overpowering, or only less objectionable than before.  Odor Annihilator™ annihilates the source of the odor first by applying a fast-acting neutralizer that binds the odor-causing molecules.  This reduces their volatility and prevents them from reaching your nose.  Then a special select bacteria degrades the odor-causing molecules, destroying them by converting them into microbial cell components, carbon dioxide and water.  Thereby eliminating the odor at it’s source.

AUTOMOTIVE PRODUCTS

Simply Wow® Tuff Buff®

Source Direct has launched its newest all-organic, waterless wash-n-wax product. Tuff Buff® provides solutions for the discerning driver, professional and hobbyist alike, who demand the highest quality for all their automotive needs -- and it does so at a price point that means exceptional volume sales for Source Direct through its rapidly expanding distribution network. Tuff Buff® contains no acids, V.O.C.s, petroleum distillates, Hexane, or Silicone, eliminating annoying "fish eyes" in the paint and making it safe for even the most prestigious automotive retailers. Tuff Buff® restores factory shine, safely removes bugs and bird droppings, cleans and protects all finishes including plexiglass and black chrome, is safe for aftermarket window tint, and will not leave white residue in seams. Spray and wipe for a perfect 15 minute wash and wax. Tuff Buff® polishes & protects virtually any hard nonporous surface including windshields.

Tuff Buff® has been designed to improve the appearance of car paint, engine, trim and components. It is intended to restore dull or faded rubber, tires, trim, vinyl, paint, chrome, and other surfaces. Tuff Buff is safe to use on most surfaces and leaves no caking or residue.  Most important Tuff Buff works to protect and shine virtually any surface and is as organic as an apple.

Simply Wow Odor Annihilator

We recently introduced the Odor Annihilator into the automotive market as well as the household market.

INDUSTRIAL PRODUCTS

Simply Wow Industrial Cleaner

The Wow Industrial Cleaner has been designed to remove grease, oil, wax, tar dirt and other industrial cleaning needs. It is a highly concentrated cleaning solution that can be diluted up a 40:1 ratio. The following are what we believe to be specific advantages of using the Wow Industrial Cleaner:

•

Safe and effective

•

Biodegradable

•

Non-abrasive

•

Non-flammable

•

Industrial strength

PRODUCT PRODUCTION

We currently produce our products in-house Stain Pen®, Simply Wow All Purpose Cleaner is produced in our facility. We also have agreed with other production facilities to help in manufacturing of our products, in the event we could not produce anticipated future needs.  We also believe other production facilities are available if needed to meet any demand for production. We also believe sufficient quantities of raw materials for our products are reasonably available such that production would not be unreasonably delayed, although we do not have any contracts for production of these raw materials. We have not secured any form of financing for significant production of our products. We will attempt to secure funding either from private sources or through a bank loan or factoring arrangement. There is no assurance that we will be able to obtain any of these sources of financing, or that if we could obtain it that the financing terms would be favorable to the company.

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

PRODUCT DISTRIBUTION

The most critical phase of our operations is the marketing of our products. We market our products using both current management personnel and outside independent marketing companies.  We currently have several outside marketing arrangements, which we consider significant. These agreements are with the following organizations:

•

Morgan & Sampson SCA,

•

Daymon Associates, Inc.

•

Bridgeworks  Marketing & Sales, Inc. (Canada)

The Morgan & Sampson agreement grants Morgan & Sampson SCA the exclusive marketing and distribution rights to Source Direct's proprietary Stain Pen™ Twin Pack to more than 5,000 grocery retailers in the Western United States and Hawaii. In January 2005, through this agreement, we began shipments of our Stain Pen™ product to all Safeway® stores and Kmart Super Centers® nationwide.  Odor Annihilator™, an all-organic, biodegradable odor remover, has been accepted for distribution to over 5,000 major retail outlets nationwide via the highly successful  Morgan & Sampson and ATA Retail Services network.

The Daymon Associates broker contract designates Daymon Associates, Inc. as the exclusive sales agent and broker in connection with all sales and/or contracts for merchandise designated to Costco® Warehouses in the following regions:

•

Domestic: Bay Area; Los Angeles Region; Midwest Region; Northeast Region; Northwest   Region; San Diego Region; Southeast Region; Texas Region; Mexico Region; Eastern Canada Region; and the Western Canada Region.

•

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

The Bridgeworks agreement designates Bridgeworks Marketing & Sales, Inc. as our exclusive Canadian agents.  Bridgeworks Marketing and Sales has over 15 years of industry experience marketing and selling to a variety of retailers, wholesales and industrial accounts in Canada. With a proven track record of generating business by establishing and maintaining positive working relationships, Bridgeworks Marketing and Sales Inc. will continue to expand into other territories and increase customer base where networking will become the foundation in developing Bridgeworks Marketing and Sales Inc. and its clients as industry leaders. As a national company, Bridgeworks offers flexibility and diversification to both customer and client in an always growing and changing industry.

In addition to the above agreements, we also utilize internal marketing efforts to advertise and distribute our products. In October 2005, we appointed a new National Director of Business Development. Sharon Kirkwood brings 27 years of high-level experience in the consumer packaged goods industry.  Ms. Kirkwood also has many key industry contacts.

Source Direct became a title sponsor on a NASCAR sponsorship agreement with Erik Darnell and Darnell Motor Sports for the 2004 and 2005 NASCAR racing seasons. Erik Darnell is a featured competitor in "Roush Racing: Driver X," a 13-week series debuting on the Discovery Channel.  After 13 weeks of intense competition, competing on two of the toughest racetracks in NASCAR, selected out of 1,700 applicants and winning the approval of ROUSH RACING's toughest judges, Erik Darnell was recognized as the best talent for 2006.   The Company is one of Erik Darnell’s primary sponsors.

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

In December 2005, Simply Wow® was featured on Epinions.com, a popular online consumer reviews hot spot provided as a service of Shopping.com, Inc., an eBay company. Epinions provides a trusted, global, grassroots resource of unbiased consumer insights, in-depth product reviews, and personal recommendations by the general public. Validation on Epinions.com translates into enormous consumer awareness, instant credibility and huge potential for mass-market penetration of featured products.

Significant Customers

                Through December 31, 2005, we received revenues through sales of our products by three divisions of Albertsons®: the Salt Lake division, the Denver division, and the Vacaville, California division. We believe that we have a good relationship with these divisions. Additionally, we have received purchase orders from additional divisions of Albertsons®. Also, we have received orders from ATA Retail Services.  In June 2005, we began shipments of the Stain Pen™ product to the Flying J Travel Plaza chain. We continue to develop many different outlets for our unique line of products.  Simply Wow® debuted January 21, 2006 at 12:00 AM (ET). Exclusive to QVC, this multiple-unit Simply Wow package included two 32oz bottles of Simply Wow cleaner and was sold in a QVC January sales blitz. Odor Annihilator™, an all-organic, biodegradable odor remover, has been accepted for distribution to over 5,000 major retail outlets nationwide via the highly successful ATA Retail Services network.  In February 2006 we received an order for Stain Pen®, for the popular LTD Commodities Catalog, which is known for shopping the world in order to sell the best merchandise from house wares, gifts, toys and apparel. With the addition of these new customers and increased sales Source Direct views this as positive steps in making the company profitable.

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

DESCRIPTION OF PROPERTY

Source Direct purchased a manufacturing facility in February 2005 located at 4323 Commerce Circle, Idaho Falls, Idaho. The property consists of approximately 3,780 square feet of office space, and approximately 10,000 square feet of warehouse and manufacturing space.  The Company anticipates that the new facilities will be suitable, appropriate, and adequate for its needs for the foreseeable future. Our monthly obligation for interest only payments for this facility total $6,681.45.

                We currently own the following trademarks and web domains:

                Trademarks:

                Simply Wow®

                Stain Pen®

                Prompt™

                Works On The Spot®

                Tuff Buff™

                Web Domains:

•

http://www.simplywow.com

•

http://www.worksonthespot.com

•

http://www.multipurposecleaner.com

•

http://www.stainpen.com

•

http://www.stainstick.com

•

http://www.laundrystain.com

•

http://www.organicsimplywow.com

•

http://www.tuffbuff.com

•

http://www.allpurposecleaner.com

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

Financial Condition and Changes in Financial Condition

Three Months ended December 31, 2005 and 2004

Revenues for the quarter ended December 31, 2005, totaled $70,601. These revenues were primarily generated from purchase orders from various retail stores including Albertsons®, Wal-Mart®, ATA Retail Services and the Flying J Travel Plaza chain. We anticipate receiving additional orders from these sources as well as from the other distribution agreements that are in place, but we can give no assurance that such sales will occur.  Our cost of goods sold for these sales totaled $23,784, which resulted in a gross profit margin of $46,817 or 66.3% of sales. Revenues for the prior year quarter totaled $33,908 with a gross margin of $20,252.

Operating expenses for the quarter ended December 31, 2005 totaled $283,039. Compensation related expenses were $71,503 a decrease of $21,847 from the prior quarter. Travel, advertising and marketing expenses incurred for product promotion and general business activities totaled $104,812. We incurred $56,208 in legal and accounting related expenses as a result of the various marketing agreements we entered into and expenses related to fulfilling our filing requirements with the SEC. We did not incur any research and development expenses during the quarter. The remaining expenses were incurred for general business purposes.

Operating expenses for the quarter ended December 31, 2004, totaled $211,178. Compensation related expenses were $53,959. Travel expenses incurred for product promotion and general business activities totaled $14,247. We incurred $18,780 in legal and accounting related expenses. Research and development expenses totaled $5,490 for the quarter. The remaining expenses were incurred for general business purposes.

Six Months ended December 31, 2005 and 2004

We generated revenues from sales of our cleaning products of $129,977 during the six months ended December 31, 2005. Our cost of goods sold for these sales totaled $47,569, which resulted in a gross profit margin of $82,408 or 63.4% of sales. Revenue for the six-month period ended December 31, 2004 was $69,406 with a gross margin of $35,630.

 Operating expenses for the six months ended December 31, 2005 totaled $566,602. Compensation related expenses were $164,854. Travel, advertising and marketing expenses incurred for product promotion and general business activities totaled $224,360. We incurred $75,808 in legal and accounting related expenses as a result of the various marketing agreements we entered into and expenses related to fulfilling our filing requirements with the SEC. The remaining expenses were incurred for general business purposes.

Operating expenses for the six-month period ended December 31, 2004, totaled $389,426. Compensation related expenses were $145,308. Travel expenses incurred totaled $24,393. We incurred $55,915 in legal and accounting fees. Research and development expenses totaled $11,491. The remaining expenses were incurred for general business purposes.

We believe we will continue to incur substantial expenses for the near term as we increase our marketing efforts to introduce our products to the market.

Liquidity and Capital Resources:

Since inception to December 31, 2005, we have funded our operations from the sale of securities and loans.

During the period from inception through September 30, 2005, we sold a total of 7,454,600 shares of our common stock for total proceeds of $749,829.

During the quarter ended December 31, 2005, we sold 2,096,575 shares of our common stock for total proceeds of $104,829.

We have utilized the proceeds from these stock sales to fund our various marketing and promotion efforts and general business activities.

We have also funded our operations with loans from individuals. As of December 31, 2005, we were indebted to three individuals for a total amount of $129,263 including accrued interest.

On January 13, 2005, the Company entered into agreements to purchase a new headquarters building. The purchase price for the property was $800,000. Pursuant to the terms of a promissory note, the Company was required to pay $5,882.19 on or before March 3, 2005, and the same amount on or before the third of each month thereafter. The Company had made the required payments through the date of this Report.  The Note bears interest at a rate of 11.25% and matured on January 13, 2006.

On January 13, 2006 an amendment was executed upon the note secured by a deed of trust on the Company’s building located at 4323 N. Commerce Circle, Idaho Falls, Idaho, 83401.  Effective January 14, 2006 the amendment changed the following loan components for the remaining principal of $763,594.09.  Accruing interest was changed from 8.5% to 11.25%.  Monthly payments were changed from $5,882.19 to $6,681.45, of which the first payment was due on February 3, 2006.  The amendment further states that no principal payments may be made unless in full.  A late fee of 5% will be charged on any amount overdue by 30 days.  The Company was to transfer 160,000 shares of the Company’s common stock to the creditor in lieu of warrants given as part of the original loan transaction.

At December 31, 2005, we had cash of $9,274, and net working capital of $215,752.  Our cash requirements for the next twelve months will depend significantly on the number of purchase orders we receive for our products and our ability to secure financing for these orders.  We anticipate that we will be able to secure either a business loan or a factoring arrangement for any purchase order that exceeds our current ability to fund internally.  However, we have no current agreements or arrangements, which would provide such funding.  We have also not negotiated the terms of such funding and cannot provide any assurance that the terms will be favorable for the company.  We are also unable to predict the number of orders for our products, or if we receive additional orders, the amount of operating profit such orders would generate.  Therefore, we are unable to predict our future cash requirements until we secure additional purchase orders.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Their evaluation was carried out with the participation of other members of the Company’s management.  Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 9, 2005, Source Direct Holdings, Inc. filed a lawsuit in the Third Judicial District Court in Salt Lake County, Utah, Civil No. 050921794, against Integritas, Inc., International Marketing Group, Inc., Corporate Capital, Inc., Jonquil International, Inc., Asset Growth Strategies, Inc., Reyna Enterprises, Inc., OmniCap, Inc., Phillip Flynn and Scott Phillip Flynn.  Source Direct’s complaint alleges that it was fraudulently induced by the defendants to enter into certain marketing, consulting, and distribution contracts.  Based on the fraudulent inducement and Source Direct’s rescission of the contracts, Source Direct seeks to recover the approximately 8,000,000 shares of Source Direct stock that were issued to the defendants pursuant to the contracts.  The defendants have counterclaimed against Source Direct, alleging that Source Direct was not authorized to place a stop hold order on the shares issued to the defendants, and that that Source Direct is liable for any decline in the market value of the stock that occurred after September 7, 2005.  Source Direct denies that it is liable to the defendants and intends to defend vigorously against the counterclaim and prosecute its own claims for affirmative relief against the defendants.

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

             During the quarter ended December 31, 2005, a shareholder purchased a total of 2,096,575 shares at $0.05 per share.  Also in the same quarter 406,000 warrants were exercised at $.0125 per share.   These shares have not yet been issued in certificate form, as per request of the shareholder. In addition 500,000 shares of restricted common stock were issued for advertising services in November 2005 at a value of $37,703.

ITEM 5. OTHER INFORMATION

As of December 31, 2005 a shareholder has loaned the Company $305.  The loan is unsecured, due on demand, and non-interest bearing.

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

(Registrant) Source Direct Holdings, Inc.

Date: February 21, 2006	By: /s/ Deren Z. Smith
Deren Z. Smith, President (Principal executive officer)

Date: February 21, 2006	By: /s/ Kevin Arave
Kevin Arave, Treasurer (Principal financial officer and chief accounting officer)