Form 10QSB
period 2006-03-31
SOURCE DIRECT HOLDINGS INC
filed 2006-05-22
CIK 1083661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 18, 2006, the Company had outstanding 91,767,975 shares of its common stock, no par value.

PART I

ITEM 1. FINANCIAL STATEMENTS

SOURCE DIRECT HOLDINGS, INC.
Condensed Consolidated Balance Sheets
March 31, 2006
(Unaudited)

	31-Mar-06	30-Jun-05
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,732	$1,406
Accounts receivable	103,765	123,741
Inventory	398,811	332,802
Prepaid expenses	400,572	150,000
Total Current Assets	905,880	607,949

Property and Equipment
Property and equipment	886,084	884,084
Less: Accumulated depreciation	(61,541)	(29,954)
Net Property and Equipment	824,543	854,130

Other Assets
Intangible assets	115,000	115,000
Accumulated amortization	(17,890)	(12,139)
Net Other Assets	97,110	102,861

TOTAL ASSETS	$1,827,533	$1,564,940

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$60,725	$95,135
Accrued expenses	33,866	38,757
Current portion of building loan	7,670	4,284
Shareholder loan	75,305	-
Notes payable	129,263	136,263
Total Current Liabilities	306,829	274,439

Long-Term Liabilities
Building loan, net of current portion	755,160	762,114
Total Long-Term Liabilities	755,160	762,114

Total Liabilities	1,061,989	1,036,553

Stockholders' Equity
Common stock -- $.001 par value; 200,000,000 shares authorized;
91,767,975 and 79,001,800 issued and outstanding, respectively	91,768	79,002
Additional paid-in capital	3,444,520	2,584,548
Accumulated deficit	(2,770,744)	(2,135,163)
Total Stockholders' Equity	765,544	528,387
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,827,533	$1,564,940

See accompanying notes to financial statements

SOURCE DIRECT HOLDINGS, INC.
Condensed Consolidated Statement of Operations
For the three and nine month periods ended March 31, 2006 and 2005
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	31-Mar-06	31-Mar-05	31-Mar-06	31-Mar-05

Revenues	$137,603	$120,711	$267,581	$190,117
Cost of goods sold	48,790	38,326	96,359	72,103
Gross Profit	88,813	82,385	171,222	118,014

General and admin. expense	182,549	169,930	749,151	589,362

Income (Loss) from Operations	(93,736)	(87,545)	(577,929)	(471,348)

Interest expense	(18,387)	-	(57,652)	-

Net Income (Loss)	$(112,123)	$(87,545)	$(635,581)	$(471,348)

Net Loss per share	$(0.001)	$(0.001)	$(0.008)	$(0.006)

Weighted Average Number
of shares outstanding	84,543,531	78,370,289	82,404,526	73,077,495

See accompanying notes to financial statements

SOURCE DIRECT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the nine month periods ended March 31, 2006 and 2005
(Unaudited)

	For the nine	For the nine
	Months Ended	Months Ended
	31-Mar-06	31-Mar-05

Cash Flow Used for Operating Activities
Net Income (Loss)	$(635,581)	$(471,348)
Adjustments to Reconcile net loss to net cash used
for operating activities:
Depreciation	31,587	6,816
Amortization expense	5,751	6,577
Stock issued for services	23,678	-
(Increase)/decrease in trade receivables	19,976	(83,506)
(Increase)/decrease in inventory	(66,009)	(239,266)
(Increase)/decrease in employee advance	-	(5,437)
(Increase)/decrease in prepaid expenses	141,960	-
Increase/(decrease) in accounts payable	(34,410)	87,638
Increase/(decrease) in accrued liabilities	(4,892)	(3,014)
Increase/(decrease) in income taxes payable	-	(60)
Net Cash Flows Used for Operating Activities	(517,940)	(701,600)

Cash Flows used for Investing Activities
Purchase equipment	(2,000)	(31,857)
Net Cash Flows Used for Investing Activities	(2,000)	(31,857)

Cash Flows used for Financing Activities
Payment on equipment loans	-	(14,602)
Proceeds from shareholder loans	75,905	-
Payments on shareholder loans	(600)	(36,563)
Net borrowing (payments) on long-term debt	(3,568)	-
Increase (decrease) in note payable	(7,000)	35,000
Proceeds from stock issuance	456,529	749,980
Net Cash Flows Used for Financing Activities	521,266	733,815

Net Increase / (Decrease in cash	1,326	358
Beginning Cash Balance	1,406	954

Ending Cash Balance	$2,732	$1,312

Supplemental Disclosures
Interest paid	$57,652	$-
Income taxes paid	-	-
Shares and share equivalents issued for expenses	416,210	-

See accompanying notes to financial statements

Source Direct Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(Unaudited)

Note 1

ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

Interim financial statements - The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2006. There has not been any change in the significant accounting policies of Source Direct Holdings, Inc., for the periods presented. The results of operations for the three and nine month periods ended March 31, 2006, are not necessarily indicative of the results for a full-year period.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission (the “SEC”).

Note 2

INVENTORY

Inventories are stated at lower of cost or market and consist of the following:

Raw Materials	$198,035
Finished Goods	200,776

Total Inventory	$398,811

Note 3

ISSUANCE OF COMMON SHARES AND WARRANTS

During the period from January 1, 2006, through March 31, 2006, the Company issued 2,260,000 common shares and an equal number of attached warrants for cash of $113,000 at $0.05 per share.  Additionally, the Company issued 6,000,000 common shares for services.  This transaction was valued at $275,193 or $0.046 per share.

In March 2006, the Company issued 5,220,000 warrants in exchange for professional services to be provided over two years.  The warrants are exercisable at $0.125 per share and expire in three years.  The Company valued this transaction at $103,313. This transaction is accounted for in accordance with SFAS 123(R), Share-Based Payment and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  The Company has booked a prepaid expense for this transaction and will amortize it straight-line over two years.

Note 4

RELATED PARTY / SHAREHOLDER LOANS

As of March 31, 2006, shareholders had loaned the Company $75,305.  The loans are unsecured, due on demand, and non-interest bearing.

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

Note 5

GOING-CONCERN

The Company has accumulated losses since inception totaling $2,778,083 and was still developing operations as of March 31, 2006.  Financing for the Company’s activities to date has been provided primarily by the issuance of stock, by advances from stockholders and by borrowing funds.  The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized.  Management’s plans are to continue the development of the Company’s principal operations.  Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.

Note 6

SUBSEQUENT EVENTS

On April 5, 2006, the Company issued 1,100,000 shares of common stock in exchange for advertising.  On April 18, 2006, the Company issued 400,000 shares of common stock for $20,000.

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

The risks identified here are not all inclusive. New risk factors emerge from time to time, and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company disclaims any obligation or intention to update any forward-looking statement.

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

2.

It replaces most or all cleaners in a person’s home and can be used to clean stains on various surfaces, including walls and cars.

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

Simply Wow Odor Annihilator™

We recently introduced the Odor Annihilator into the market and have applied for a trademark. The Odor Annihilator is an organic, biodegradable cleaning product designed to eliminate household odors. Odor Annihilator™ does more than just remove the odor, it annihilates the source of the odor.

Odors are caused by organisms that send off molecules that your nose detects. Air fresheners try to overpower the odor by covering it up. Fabric refreshers try to remove the odor, but Simply WoW® Odor Annihilator™ goes further by removing the source of the odor so that it doesn't return.  Odor control consists of perfumes or other masking agents that are applied to hide the odor.  This however does not decrease the odor itself, but adds to it to try and make it les objectionable.  Unfortunately, the odor often becomes overpowering, or only less objectionable than before.  Odor Annihilator™ annihilates the source of the odor first by applying a fast-acting neutralizer that binds the odor-causing molecules.  This reduces their volatility and prevents them from reaching your nose.  Then a special select bacteria degrades the odor-causing molecules, destroying them by converting them into microbial cell components, carbon dioxide and water, thereby eliminating the odor at its source.

AUTOMOTIVE PRODUCTS

Simply Wow® Tuff Buff®

In November 2005, Source Direct launched its newest all-organic, waterless wash-n-wax product. Tuff Buff® provides solutions for the discerning driver, professional and hobbyist alike, who demand the highest quality for all their automotive needs -- and it does so at a price point that means exceptional volume sales for Source Direct through its rapidly expanding distribution network. Tuff Buff® contains no acids, V.O.C.s, petroleum distillates, Hexane, or Silicone, eliminating annoying "fish eyes" in the paint and making it safe for even the most prestigious automotive retailers. Tuff Buff® restores factory shine, safely removes bugs and bird droppings, cleans and protects all finishes including plexiglass and black chrome, is safe for aftermarket window tint, and will not leave white residue in seams. Tuff Buff® polishes & protects virtually any hard nonporous surface including windshields.

Tuff Buff® has been designed to improve the appearance of car paint, engine, trim and components. It is intended to restore dull or faded rubber, tires, trim, vinyl, paint, chrome, and other surfaces. Tuff Buff is safe to use on most surfaces and leaves no caking or residue.  Most important, Tuff Buff works to protect and shine virtually any surface and is as organic as an apple.

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

INDUSTRIAL PRODUCTS

Simply Wow Industrial Cleaner

The Wow Industrial Cleaner has been designed to remove grease, oil, wax, tar dirt and other industrial cleaning needs. It is a highly concentrated cleaning solution that can be diluted up a 40:1 ratio. The following are what we believe to be specific advantages of using the Wow Industrial Cleaner:

•

Safe and effective

•

Biodegradable

•

Non-abrasive

•

Non-flammable

•

Industrial strength

PRODUCT PRODUCTION

We currently produce our products in-house. Stain Pen® and Simply Wow All Purpose Cleaner are produced in our facility. We also have agreed with other production facilities to help in manufacturing of our products, in the event we could not produce anticipated future needs.  We also believe other production facilities are available if needed to meet any demand for production. We also believe sufficient quantities of raw materials for our products are reasonably available such that production would not be unreasonably delayed, although we do not have any contracts for production of these raw materials. We have not secured any form of financing for significant production of our products. We will attempt to secure funding either from private sources or through a bank loan or factoring arrangement. There is no assurance that we will be able to obtain any of these sources of financing, or that if we could obtain it that the financing terms would be favorable to the company.

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

•

International: Japan; Korea; Taiwan; and United Kingdom.

The Daymon Associates agreement provides that the Company will pay to Daymon a commission on the Company's products sold, shipped, and invoiced to Costco® within the above-defined territory. The Commissions paid will be based on the gross amount of sales generated, defined as the amount of the invoice, less any cash discounts. The Company agreed to pay a 3% commission.

Under the Daymon Associates agreement, Daymon agreed to devote its efforts to the sale of the Company's products during the term of the agreement, which is one year, with automatic one-year renewals unless terminated by either party on 90 days' written notice. Daymon agreed to provide weekly sales data, by location, as well as analytical reviews of such data. Daymon agreed to devote adequate facilities and personnel to perform the services required in the Agreement.

The Bridgeworks agreement designates Bridgeworks Marketing & Sales, Inc. (“Bridgeworks”), as our exclusive Canadian agents.  Bridgeworks has over 15 years of industry experience marketing and selling to a variety of retailers, wholesales and industrial accounts in Canada. With a proven track record of generating business by establishing and maintaining positive working relationships, Bridgeworks will continue to expand into other territories and increase customer base where networking will become the foundation in developing Bridgeworks and its clients as industry leaders. As a national company, Bridgeworks offers flexibility and diversification to both customer and client in an always growing and changing industry.

Though our agreement with Bridgeworks, we have received orders and began shipments in March 2006 of the Simply WoW® organic cleaner, Simply WoW® Odor Annihilator, and the Stain Pen® to Army & Navy Department Stores Ltd. which operates stores in downtown Vancouver, British Columbia; New Westminster, British Columbia; Langley, British Columbia; Calgary, Alberta; and Edmonton's historic Strathcona District, as well as a new 60,000 sq. ft. store in Edmonton's popular Londonderry Mall, both in Alberta.

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

During the quarter ended March 31, 2006, Source Direct received the initial purchase order for Simply WoW® Odor Annihilator for delivery by June 20, 2006, to ATA Retail Services, Inc. ATA Retail Services is a privately owned, national company with 15 years in operation as a supplier of full-service merchandising programs to over 6,500 stores in 48 states, including the country's three largest supermarket chains, many regional supermarket chains and numerous drug stores. ATA Retail Services is headquartered in the San Francisco Bay area, employing more than 1,000 people.

Source Direct became a title sponsor on a NASCAR sponsorship agreement with Erik Darnell and Darnell Motor Sports for the 2004 and 2005 NASCAR racing seasons. Erik Darnell was a featured competitor in "Roush Racing: Driver X," a 13-week series debuting on the Discovery Channel.  After 13 weeks of intense competition, competing on two of the toughest racetracks in NASCAR, selected out of 1,700 applicants and winning the approval of ROUSH RACING's toughest judges, Erik Darnell was recognized as the best talent for 2006. In addition, Source Direct sponsored Roush Racing's No. 99 Ford F-150 and NASCAR driver Erik Darnell in the NASCAR Craftsman Truck Series races at the Martinsville Speedway on April 1, 2006, and at the Gateway International Raceway on April 29, 2006.  As a result of these two races, the Company is in negotiations with two major distributors to sell the Simply Wow products. The Company is one of Erik Darnell’s primary sponsors.

In March 2006, Source Direct became a sponsor for the Simply WoW® Lacey Racers, the only all-female professional race team competing for more than $250,000 in prize money in the National Guard Great Race 2006, the world’s richest, transcontinental vintage car rally. The event begins June 24, 2006, in Philadelphia, Pennsylvania; crosses 15 states, with stops in 50 cities; and finishes 14 days and 4,200 miles later in San Rafael, California. Through this sponsorship, we anticipate that exposure for Source Direct's Simply WoW® family of organic, biodegradable cleaning products will span the continent, with Simply WoW® product sampling taking place at overnight stops in York and Washington, Pennsylvania; Dublin, Ohio; Indianapolis, Indiana; Saint Louis, and Springfield Missouri; Wichita, Kansas; Pueblo and Durango, Colorado; Page, Arizona; Tonopah, Nevada; Sacramento, Vallejo, and San Rafael, California; and at free, family-focused activities including parades, local car shows, and festivals throughout the route.

Linda Pike, driver, and Sheila Watson, navigator, will be competing in a 1937 Ford Cabriolet against approximately 120 other drivers in vintage cars that will compete in five divisions: Grand Championship, Expert, Sportsman, Rookie, and X-Cup.

In November 2005, we attended the SEMA Show in Las Vegas where we introduced our automotive specialty products. This gave our products exposure to automotive enthusiasts and key domestic and international distributors. The SEMA Show attracts more than 100,000 industry leaders from over 100 countries.

In December 2005, Simply Wow® was featured on Epinions.com, a popular online consumer reviews hot spot provided as a service of Shopping.com, Inc., an eBay company. Epinions provides a trusted, global, grassroots resource of unbiased consumer insights, in-depth product reviews, and personal recommendations by the general public. We anticipate that validation on Epinions.com may translate into enormous consumer awareness, instant credibility and huge potential for mass-market penetration of featured products.

In February 2006, Source Direct received an order for Stain Pen® to be featured in the popular LTD Commodities Catalog, which is known for shopping the world in order to sell the best merchandise from house wares, gifts, toys and apparel.

OTHER AGREEMENTS

During the quarter ended March 31, 2006 we entered into agreements with four firms for professional services including corporate governance guidance, legal services, public relations and development of business and marketing support. These agreements provide for the issuance of shares and warrants of our common stock in lieu of cash payments for the services rendered. The agreements are for a period of 2 years.

Significant Customers

Through March 31, 2006, we received revenues through sales of our products by three divisions of Albertsons®: the Salt Lake division, the Denver division, and the Vacaville, California division. We believe that we have a good relationship with these divisions. Additionally, we have received purchase orders from additional divisions of Albertsons®. Also, we have received orders from ATA Retail Services.  In June 2005, we began shipments of the Stain Pen™ product to the Flying J Travel Plaza chain. We continue to develop many different outlets for our unique line of products. Odor Annihilator™, an all-organic, biodegradable odor remover, has been accepted for distribution to over 5,000 major retail outlets nationwide via the highly successful ATA Retail Services network.  With the addition of these new customers and increased sales Source Direct views this as positive steps in making the company profitable.

Principal Suppliers

The principal suppliers of the raw materials we use to manufacture our products include Michelman Incorporated, Norman Fox & Co., Chemcentral Inc., and VoPak USA.  We believe that we have good relationships with our suppliers.

COMPETITION

The market for cleaning products is intensely competitive and dominated by a small number of large, well-established and well-financed companies. Many if not all of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than does the Company. In addition, we also face competition from potential new entrants into the market who may develop new cleaning products. We cannot guarantee that the Company will be able to compete successfully against current and future competitors or that competitive pressures will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.  We also cannot guarantee that the life cycle of the products of the Company will be sufficient for it to realize profitability.

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

Financial Condition and Changes in Financial Condition

Three Months ended March 31, 2006 and 2005

Revenues for the quarter ended March 31, 2006, totaled $137,603. These revenues were primarily generated from purchase orders from various retail stores including Albertsons®, Wal-Mart®, ATA Retail Services and the Flying J Travel Plaza chain. We anticipate receiving additional orders from these sources as well as from the other distribution agreements that are in place, but we can give no assurance that such sales will occur.  Our cost of goods sold for these sales totaled $48,790, which resulted in a gross profit margin of $88,813 or 64.5% of sales. Revenues for the prior year quarter totaled $120,711 with a gross margin of $82,385.

Operating expenses for the quarter ended March 31, 2006, totaled $182,549, a decrease of $100,490 from the prior quarter ended December 31, 2005. Compensation related expenses were $68,370. Travel, advertising and marketing expenses incurred for product promotion and general business activities totaled $20,929. We incurred $42,076 in consulting, legal and accounting related expenses as a result of the various marketing agreements we entered into and expenses related to fulfilling our filing requirements with the SEC. We did not incur any research and development expenses during the quarter. The remaining expenses were incurred for general business purposes.

Operating expenses for the quarter ended March 31, 2005 totaled $169,930. Compensation related expenses were $76,654. Travel and marketing expenses incurred for product promotion and general business activities totaled $23,776. We incurred $15,464 in legal and accounting related expenses related to fulfilling our filing requirements with the SEC. Research and development expenses totaled $1,337 for the quarter.

Nine Months ended March 31, 2006 and 2005

We generated revenues from sales of our cleaning products of $267,581 during the nine months ended March 31, 2006. Our cost of goods sold for these sales totaled $96,359, which resulted in a gross profit margin of $171,222 or 64.0% of sales. Revenue for the nine-month period ended March 31, 2005 was $190,117 with a gross margin of $118,014.

 Operating expenses for the nine months ended March 31, 2006, totaled $749,151. Compensation related expenses were $233,224. Travel, advertising and marketing expenses incurred for product promotion and general business activities totaled $245,289. We incurred $117,884 in consulting, legal and accounting related expenses as a result of the various marketing agreements we entered into and expenses related to fulfilling our filing requirements with the SEC. The remaining expenses were incurred for general business purposes.

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

Liquidity and Capital Resources:

Since inception to March 31, 2006, we have funded our operations from the sale of securities and loans.

During the period from inception through December 31, 2005, we sold a total of 9,551,175 shares of our common stock for total proceeds of $854,658.

During the period from January 1, 2006, through April 18, 2006, we sold 2,660,000 shares of our common stock for total proceeds of $133,000. In addition we issued 7,100,000 shares of common stock for various consulting and advertising fees valued at $475,193. We also issued 5,220,000 warrants in exchange for professional services to be provided over two years.  The warrants are exercisable at $0.125 per share and expire in two years.  The Company valued this transaction at $103,313.

We have utilized the proceeds from these stock sales to fund our various marketing and promotion efforts and general business activities.

We have also funded our operations with loans from shareholders. As of March 31, 2006, we were indebted to these shareholders for a total amount of $75,305. The loans are unsecured, due on demand, and non-interest bearing.  The Company has borrowed funds for operating purposes from an individual pursuant to a note.  The terms of the note include principal of $50,000 and interest of $3,763.  If the principal and interest was not paid within 60 days of 6/15/05, then additional interest of 10% annually will be due on original amounts.  This note is currently in default.  The Company is working with the individual to make payment arrangements.

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

On January 13, 2006 an amendment was executed upon the note secured by a deed of trust on the Company’s building located at 4323 N. Commerce Circle, Idaho Falls, Idaho.  Effective January 14, 2006, the amendment changed the following loan components for the then remaining principal balance of $763,594.09.  The interest rate was changed from 8.5% to 11.25%.  Monthly payments were changed from $5,882.19 to $6,681.45, of which the first payment was due on February 3, 2006.  The amendment further states that no principal payments may be made unless in full.  A late fee of 5% will be charged on any amount overdue by 30 days.  The Company was to transfer 160,000 shares of the Company’s common stock to the creditor in lieu of warrants given as part of the original loan transaction. The remaining balance on this loan was $762,830 as of March 31, 2006.

At March 31, 2006, we had cash of $2,732, and net working capital of $599,051.  Our cash requirements for the next twelve months will depend significantly on the number of purchase orders we receive for our products and our ability to secure financing for these orders.  We anticipate that we will be able to secure either a business loan or a factoring arrangement for any purchase order that exceeds our current ability to fund internally.  However, we have no current agreements or arrangements which would provide such funding.  We have also not negotiated the terms of such funding and cannot provide any assurance that the terms will be favorable for the company.  We are also unable to predict the number of orders for our products, or if we receive additional orders, the amount of operating profit such orders would generate.  Therefore, we are unable to predict our future cash requirements until we secure additional purchase orders.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Their evaluation was carried out with the participation of other members of the Company’s management.  Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 9, 2005, Source Direct Holdings, Inc. filed a lawsuit in the Third Judicial District Court in Salt Lake County, Utah, Civil No. 050921794, against Integritas, Inc., International Marketing Group, Inc., Corporate Capital, Inc., Jonquil International, Inc., Asset Growth Strategies, Inc., Reyna Enterprises, Inc., OmniCap, Inc., Phillip Flynn and Scott Phillip Flynn.  The Company’s complaint alleges that it was fraudulently induced by the defendants to enter into certain marketing, consulting, and distribution contracts.  Based on the fraudulent inducement and the Company’s rescission of the contracts, the Company seeks to recover the approximately 8,000,000 shares of Source Direct stock that were issued to the defendants pursuant to the contracts.  The defendants have counterclaimed against Source Direct, alleging that Source Direct was not authorized to place a stop hold order on the shares issued to the defendants, and that that Source Direct is liable for any decline in the market value of the stock that occurred after September 7, 2005.

The Company filed a motion for a writ of attachment in order to prevent the defendants from transferring the shares.  The district court granted the motion and entered a writ of attachment, to be secured by a bond in the amount of $480,000, which Source Direct filed on December 16, 2005.  Pursuant to the writ of attachment, the defendants tendered into the court’s possession 500,000 shares of Source Direct stock on January 24, 2006, and 7,050,000 additional shares of Source Direct stock on February 7, 2006.  The tendered shares of stock will remain in the court’s custody the final disposition of the litigation or until further order of the court.

The Company denies that it is liable to the defendants and intends to defend vigorously against the counterclaim and prosecute its own claims for affirmative relief against the defendants.

Gordon Sage v. Source Direct, Inc., Source Direct Holdings, Inc., and Deren Smith, US. District Court, District of Idaho, Case No. CIV06-82-E-BLW.  On April 13, 2006, we were served with a complaint filed by Gordon Sage against Source Direct, Inc., Source Direct Holdings, Inc., and Deren Smith, alleging claims including breach of contract, misrepresentations, civil conversion, tortious interference, negligence, employment discrimination, and seeking damages of approximately $470,000, plus other unspecified damages and attorneys’ fees.  We filed an answer and counterclaim, denying the plaintiff’s allegations and bringing claims against Mr. Sage, including breach of contract, civil conversion, breach of fiduciary duty, tortious interference, and punitive damages.  The case is proceeding into the discovery phase.  We deny the plaintiff’s allegations and intend to defend vigorously against the claims and to pursue our claims against Mr. Sage.

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

During the quarter ended March 31, 2006, the Company issued 2,260,000 common shares and an equal number of attached warrants for cash of $113,000 at $0.05 per share.  Additionally, the Company issued 6,000,000 common shares for services. This transaction was valued at $275,193 or $0.046 per share.  The Company used the proceeds of this sale for working capital.

In March, the Company issued 5,220,000 warrants in exchange for professional services to be provided over two years.  The warrants are exercisable at $0.125 per share and expire in three years.  The Company valued this transaction at $103,313. The Company has booked a prepaid expense for this transaction and will amortize it straight-line over two years.

On April 5, 2006, the Company issued 1,100,000 shares of common stock in exchange for advertising.  On April 18, 2006, the Company issued 400,000 shares of common stock for $20,000. The Company used the proceeds of this sale for working capital.

For each of these transactions, the Company relied on an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933 and the regulations promulgated thereunder.

ITEM 5. OTHER INFORMATION

As of March 31, 2006 various shareholders have loaned the Company $75,305.  The loans are unsecured, due on demand, and non-interest bearing.

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

(Registrant) Source Direct Holdings, Inc.

Date: May 19, 2006	By: /s/ Deren Z. Smith
Deren Z. Smith, President (Principal executive officer)

Date: May 19, 2006	By: /s/ Kevin Arave
Kevin Arave, Treasurer (Principal financial officer and Principal accounting officer)