Form 10KSB
period 2006-06-30
SOURCE DIRECT HOLDINGS INC
filed 2006-10-16
CIK 1083661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2006

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

NONE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB.  Yes  ☐        No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐        No  ☒

State issuer's revenues for its most recent fiscal year: $360,688.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of October 10, 2006, the aggregate market price of the voting stock held by non-affiliates was approximately $3,175,075.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 10, 2006, the Company had outstanding 95,457,975 shares of its common stock, par value $0.001 per share.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY HISTORY

Source Direct Holdings, Inc., was incorporated under the laws of the state of Nevada on July 21, 1998, under the name Global Tech Capital Corp. (“GTCC”), and began filing public reports with the filing of a registration statement on Form SB-2 on September 4, 2001.

From July 1998 until October 2003, GTCC had no business operations; GTCC was in the development stage and seeking profitable business opportunity.

On October 14, 2003, GTCC and Source Direct (“SDI”) entered into an Agreement and Plan of Reorganization under which we acquired SDI.  Under this Agreement, we acquired 100% of the outstanding shares of SDI, in exchange for 63,030,000, making SDI our wholly-owned subsidiary.  In connection with this transaction, we changed our name to Source Direct Holdings, Inc.  (“SDRT”).  We currently operate through our wholly-owned subsidiary, SDI.

References in these financial statements to the “Company” refer to Source Direct Holdings, Inc., and its subsidiary, Source Direct, Inc., unless otherwise stated.

SUMMARY OF OUR BUSINESS

We acquired SDI for the formulas of two cleaning products.  These products are Simply Wow® and Stain Pen®. The formulas for these products were developed by Deren Z. Smith, the President of Source Direct and one of its directors.  Kevin Arave, the Secretary/Treasurer of Source Direct and a director, also assisted in the funding for the development of the formulas.  Any and all rights and interests of these parties in and to the formulas or the trademarks were transferred to the Company.

Additionally, the Company has developed new products, including, Odor Annihilator in May 2005 and Tuff Buff ® wash-n-wax in November 2005.

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

Odors are caused by organisms that send off molecules that your nose detects. Air fresheners try to overpower the odor by covering it up. Fabric refreshers try to remove the odor, but Simply WoW® Odor Annihilator™ goes further by removing the source of the odor so that it doesn't return.  Typical odor control consists of perfumes or other masking agents that are applied to hide the odor.  This however does not decrease the odor itself, but adds to it to try and make it les objectionable.  Unfortunately, the odor often becomes overpowering, or only less objectionable than before.  Odor Annihilator™ annihilates the source of the odor first by applying a fast-acting neutralizer that binds the odor-causing molecules.  This reduces their volatility and prevents them from reaching your nose.  Then a special select bacteria degrades the odor-causing molecules, destroying them by converting them into microbial cell components, carbon dioxide and water, thereby eliminating the odor at its source.

AUTOMOTIVE PRODUCTS

Simply Wow® Tuff Buff®

In November 2005, Source Direct launched its newest all-organic, waterless wash-n-wax product. Tuff Buff® provides solutions for the discerning driver, professional and hobbyist alike, who demand the highest quality for all their automotive needs -- and it does so at a price point that could mean exceptional volume sales for Source Direct through its rapidly expanding distribution network. Tuff Buff® contains no acids, V.O.C.s (volatile organic compounds), petroleum distillates, Hexane, or Silicone, eliminating annoying "fish eyes" in the paint and making it safe for even the most prestigious automotive retailers. Tuff Buff® restores factory shine, safely removes bugs and bird droppings, cleans and protects all finishes including plexiglass and black chrome, is safe for aftermarket window tint, and will not leave white residue in seams. Tuff Buff® polishes & protects virtually any hard nonporous surface including windshields.

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

INDUSTRIAL PRODUCTS

Simply Wow Industrial Cleaner

The Wow Industrial Cleaner has been designed to remove grease, oil, wax, tar and dirt, and to meet other industrial cleaning needs. It is a highly concentrated cleaning solution that can be diluted up a 40:1 ratio. The following are what we believe to be specific advantages of using the Wow Industrial Cleaner:

•

Safe and effective

•

Biodegradable

•

Non-abrasive

•

Non-flammable

•

Industrial strength

PRODUCT PRODUCTION

We currently produce our products in-house. We also have agreed with other production facilities to help in manufacturing of our products, in the event we could not produce anticipated future needs.  We also believe other production facilities are available if needed to meet any demand for production. We also believe sufficient quantities of raw materials for our products are reasonably available such that production would not be unreasonably delayed, although we do not have any contracts for production of these raw materials. We have not secured any form of financing for significant production of our products. We will attempt to secure funding either from private sources or through a bank loan or some other form of financing arrangement. In June 2006, the Company entered into an agreement to factor a portion of its receivables to enable the quicker receipt of cash for sales on account.  There is no assurance that we will be able to obtain any additional sources of financing, or that if we could obtain it that the financing terms would be favorable to the company.

PRODUCT DISTRIBUTION

Management believes that the most critical phase of our operations is the marketing of our products. We market our products using both current management personnel and outside independent marketing companies.  We currently have several outside marketing arrangements, which we consider significant. These agreements are with the following organizations:

•

Morgan & Sampson SCA,

•

Daymon Associates, Inc.

•

Bridgeworks  Marketing & Sales, Inc. (Canada)

The Morgan & Sampson agreement grants to Morgan & Sampson SCA the exclusive marketing and distribution rights to Source Direct's proprietary Stain Pen™ Twin Pack to more than 5,000 grocery retailers in the Western United States and Hawaii. In January 2005, through this agreement, we began shipments of our Stain Pen™ product to all Safeway® stores and Kmart Super Centers® nationwide.  Additionally, Odor Annihilator™ has been accepted for distribution to over 5,000 major retail outlets nationwide via the highly successful  Morgan & Sampson and ATA Retail Services network.

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

Under the Daymon Associates agreement, Daymon agreed to devote its efforts to the sale of the Company's products during the term of the agreement, which is one year, with automatic one-year renewals unless terminated by either party on 90 days' written notice.  The current term of the Daymon Associates agreement expires April 11, 2007, subject to the automatic renewal. Daymon agreed to provide weekly sales data, by location, as well as analytical reviews of such data. Daymon agreed to devote adequate facilities and personnel to perform the services required in the Agreement.

The Bridgeworks agreement, which we entered into on May 1, 2005 designates Bridgeworks Marketing & Sales, Inc. (“Bridgeworks”), as our exclusive Canadian agents.  Bridgeworks has over 15 years of industry experience marketing and selling to a variety of retailers, wholesales and industrial accounts in Canada. With a proven track record of generating business by establishing and maintaining positive working relationships, Bridgeworks will continue to expand into other territories and increase customer base where networking will become the foundation in developing Bridgeworks and its clients as industry leaders. As a national company, Bridgeworks offers flexibility and diversification to both customer and client in an always growing and changing industry.

Though our agreement with Bridgeworks, we have received orders and began shipments in March 2006 of the Simply WoW® organic cleaner, Simply WoW® Odor Annihilator, and the Stain Pen® to Army & Navy Department Stores Ltd., which operates stores in downtown Vancouver, British Columbia; New Westminster, British Columbia; Langley, British Columbia; Calgary, Alberta; and Edmonton's historic Strathcona District, as well as a new 60,000 sq. ft. store in Edmonton's popular Londonderry Mall, both in Alberta.

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

Bi-Mart stores are membership-only stores, which means that customers must join Bi-Mart or be a guest of a member before shopping. Bi-Mart currently has over one million members at more than 60 stores in Washington, Oregon, and Montana, with plans to continue aggressive expansion throughout the greater Northwest. Each store is approximately 30,000 square feet and deals mainly in hard goods in the following departments: photo, house-wares, sporting goods, automotive, hardware, health & beauty, toys, clothing/shoes, beer/food/wine, and a full service pharmacy.

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

During the quarter ended March 31, 2006, Source Direct received the initial purchase order for Simply WoW® Odor Annihilator to ATA Retail Services, Inc. The product was shipped in July 2006. ATA Retail Services is a privately owned, national company with 15 years in operation as a supplier of full-service merchandising programs to over 6,500 stores in 48 states, including the country's three largest supermarket chains, many regional supermarket chains and numerous drug stores. ATA Retail Services is headquartered in the San Francisco Bay area, employing more than 1,000 people.

 During the quarter ended June 30, 2006, Source Direct received an initial purchase order for our Stain Pen® product by one of America's larger corporations Bed Bath & Beyond, with over 700 retail outlets that specialize in domestic merchandise. The product was shipped in June 2006.

Sponsorships and Advertising:

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

In March 2006, Source Direct became a sponsor for the Simply WoW® Lacey Racers, the only all-female professional race team competing for more than $250,000 in prize money in the National Guard Great Race 2006, the world’s richest, transcontinental vintage car rally. The event began June 24, 2006, in Philadelphia, Pennsylvania; crosses 15 states, with stops in 50 cities; and finished 14 days and 4,200 miles later in San Rafael, California. Through this sponsorship, we anticipate that exposure for Source Direct's Simply WoW® family of organic, biodegradable cleaning products will span the continent, with Simply WoW® product sampling taking place at overnight stops in York and Washington, Pennsylvania; Dublin, Ohio; Indianapolis, Indiana; Saint Louis, and Springfield Missouri; Wichita, Kansas; Pueblo and Durango, Colorado; Page, Arizona; Tonopah, Nevada; Sacramento, Vallejo, and San Rafael, California; and at free, family-focused activities including parades, local car shows, and festivals throughout the route.

Linda Pike, driver, and Sheila Watson, navigator, competed in a 1937 Ford Cabriolet against approximately 120 other drivers in vintage cars that will compete in five divisions: Grand Championship, Expert, Sportsman, Rookie, and X-Cup.  The team took eleventh place out of one hundred teams.

In November 2005, we attended the SEMA Show in Las Vegas where we introduced our automotive specialty products. This gave our products exposure to automotive enthusiasts and key domestic and international distributors. The SEMA Show attracts more than 100,000 industry leaders from over 100 countries. We plan to attend the SEMA Show in Las Vegas again in 2006, which we anticipate will provide us with additional opportunities to make contacts and market our products within the automotive specialty markets.

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

In August 2006, we entered into a new factoring arrangement with Riviera Finance. The agreement allows the Company to receive financing in advance of the collection of certain accounts receivable that are acceptable to Riviera Finance. The accounts that are financed are pledged as collateral for the loans. The agreement is for six months and is automatically renewable for additional six month terms unless cancelled by either party.

Significant Customers

For the fiscal year ended June 30, 2006, approximately 89% of the Company’s sales were to three different customers. A majority of these sales were for our Stain Pen® product. We received revenues through sales of our products by three divisions of Albertsons®: the Salt Lake division, the Denver division, and the Vacaville, California division. We believe that we have a good relationship with these divisions. Also, we have received orders from ATA Retail Services and recently we began shipments of our Stain Pen® product to Bed Bath and Beyond® retail outlets. Additionally, we have received purchase orders from additional divisions of Albertsons®.

We continue to develop many different outlets for our unique line of products. Our Odor Annihilator™, has been accepted for distribution to over 5,000 major retail outlets nationwide via the highly successful ATA Retail Services network.

With the addition of these new customers and increased sales we view this as positive steps in making the company profitable. The loss of any of these current customers would have a significant negative impact on sales.

Principal Suppliers

The principal suppliers of the raw materials we use to manufacture our products include Michelman Incorporated, Norman Fox & Co., Chemcentral Inc., and VoPak USA.  We believe that we have good relationships with our suppliers.

COMPETITION

The market for cleaning products is intensely competitive and dominated by a small number of large, well-established and well-financed companies. Many if not all of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than does the Company. In addition, we also face competition from potential new entrants into the market who may develop new cleaning products. We cannot guarantee that the Company will be able to compete successfully against current and future competitors or that competitive pressures will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.  We also cannot guarantee that the life cycle of the products of the Company will be sufficient for us to realize profitability.

Employees

We currently have seven full time employees. A majority of our marketing and distribution efforts are handled through the distribution agreements noted above. Our production efforts are also mostly outsourced through our manufacturing arrangement.

Risk Factors

The short- and long-term success of Source Direct Holdings, Inc., is subject to certain risks, many of which are substantial in nature and outside the control of the Company.  You should consider carefully the following risk factors, in addition to other information contained herein.  All forward-looking statements contained herein are deemed by us to be covered by and to qualify for the safe harbor protection provided by Section 21E of the Private Securities Litigation Reform Act of 1995.  When used in this Report, words such as “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.  You should understand that several factors govern whether any forward-looking statement contained herein will or can be achieved.  Any one of those factors could cause actual results to differ materially from those projected herein.  These forward-looking statements include plans and objectives of management for future operations, including the strategies, plans and objectives relating to the products and the future economic performance of the Company and its subsidiary discussed above.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by Source Direct Holdings or any other person that the objectives or plans of the Company will be achieved.

The financial statements of the Company include a "Going Concern" Limitation.

The financial statements of the Company have been prepared based upon the assumption that it will achieve a level of profitable operations and/or obtain additional financing.  The Company has not yet established a source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  Since inception and through June 30, 2006, it has had accumulated losses totaling $3,445,519.  If the Company is unable to generate revenues or obtain additional financing prior to the use of its current cash resources, it may be required to cease operations.

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

There is only limited trading of the common stock of the Company.

Although the common stock of the Company is quoted on the OTC Bulletin Board under the ticker symbol SDRT.OB, there is only limited trading of the stock and no assurance that trading volume will increase in the future. Therefore, the nature of the Company's common stock is extremely illiquid.  The shares of the Company are appropriate only for an investor who has no need for liquidity in the shares and who has adequate means of providing for his or her current needs and contingencies, even if the receipt of such shares results in a total loss to the shareholder.

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

The Company’s Board of Directors is authorized to issue 200,000,000 shares of common stock which can be issued without shareholder approval, of which 95,457,975 shares were outstanding as of October 10, 2006.  Additional common stock may be issued or reserved for issuance on terms and at prices as may be determined by the Board of Directors.  Among other things, such authority may make it more difficult for a person to acquire or take over the Company.  In turn, this may make it less likely that holders of common stock will receive a premium price for their shares in any attempted take-over transaction.

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

Forward Looking Statements

This Report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the Company’s or the Subsidiary's future operations involving the marketing of cleaning products; about its future business plans and strategies; about any anticipated increases in product sales or production quantities; the acceptance by the market of the Company’s new products; and most other statements that are not historical in nature.  In this report forward-looking statements are generally identified by the words "anticipate," "plan," "intend," "believe," "expect," "estimate," and the like.  Although the parties believe that any forward-looking statements made in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified in the Risk Factors section of this document, include the following:

•

changes in government regulations;

•

changes in business strategies;

•

market acceptance of the products of the Company;

•

failure to successfully market the products of the Company;

•

the inability of the Company to raise sufficient operating capital; and

•

a general decline in the economy.

In light of the significant uncertainties inherent in the forward-looking statements made in this Report, particularly in view of the early stage of operations of the Company, the inclusion of this information should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved.  The Company disclaims any intention or obligation to update any forward-looking statement in this Report.

ITEM 2. DESCRIPTION OF PROPERTY

Source Direct purchased a manufacturing facility in February 2005 located at 4323 Commerce Circle, Idaho Falls, Idaho. The property consists of approximately 3,780 square feet of office space, and approximately 10,000 square feet of warehouse and manufacturing space.  In August 2006, we sold this manufacturing facility.  Also in August of 2006, the Company signed a new agreement to lease this facility for 60 months.  The lease agreement calls for monthly payments of $8,333. The Company anticipates that the facility will be suitable, appropriate, and adequate for its needs for the foreseeable future.

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

ITEM 3. LEGAL PROCEEDINGS

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

The Company filed a motion for a writ of attachment in order to prevent the defendants from transferring the shares.  The district court granted the motion and entered a writ of attachment, to be secured by a bond in the amount of $480,000, which Source Direct filed on December 16, 2005.  Pursuant to the writ of attachment, the defendants tendered into the court’s possession 500,000 shares of Source Direct stock on January 24, 2006, and 7,050,000 additional shares of Source Direct stock on February 7, 2006.  The tendered shares of stock will remain in the court’s custody until the final disposition of the litigation or until further order of the court.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to stockholders for vote during the fiscal year ended June 30, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MERGER AGREEMENT

As discussed above, on October 14, 2003, the closing of the Agreement and Plan of Merger dated September 29, 2003, (the “Merger Agreement”) with Global-Tech Capital Corp. (“GTCC”) and Source Direct, Incorporated, an Idaho corporation, (“SDI”) was held.  As a result of the closing, a newly created and wholly owned subsidiary of GTCC was merged into SDI, and the shareholders of SDI received 1.5 shares of GTCC common stock for each outstanding share of SDI.  Also as a result of the closing, George Polyhronopoulos and David Mallo resigned as directors and officers of GTCC; Deren Z. Smith was appointed a director and president of GTCC and Kevin Arave was appointed a director and secretary/treasurer of GTCC.  The appointment of Mr. Smith and Mr. Arave as directors was designated by SDI as provided in the Agreement.  As a result of the merger, the shareholders of SDI exchanged all of the outstanding shares of SDI for 63,030,000 shares, or approximately 84%, of the stock of GTCC.  Immediately prior to closing, GTCC had 12,151,400 shares outstanding.  As a result of the closing, and the issuance of the shares to the shareholders of SDI, of the Company’s common stock had 75,181,400 common shares outstanding. In connection with the merger, GTCC’s name was changed to Source Direct Holdings, Inc.  SDI is a wholly owned subsidiary of Source Direct Holdings, Inc.

As of June 30, 2006, there were 95,457,975 shares of the company’s common stock outstanding of which 26,317,561are free trading shares.

MARKET FOR COMMON STOCK

The common stock is traded in the over-the-counter market and quoted on the OTC BB under the symbol "SDRT" and quoted in the pink sheets published by the National Quotations Bureau.

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

Subject to the above limitations, we believe that during the eight fiscal quarters preceding the date of this filing, the high and low sales prices for the Common Stock during each quarter were, as set forth in the table below (such prices are without retail mark-up, mark-down, or commissions).

QUARTER ENDED	HIGH	LOW
June 30, 2006	$0.11	$0.04
March 31, 2006	$0.12	$0.04
December 31, 2005	$0.14	$0.04
September 30, 2005	$0.46	$0.09
June 30, 2005	$0.50	$0.11
March 31, 2005	$0.17	$0.10
December 31, 2004	$0.14	$0.12
September 30, 2004	$0.14	$0.12

Note: There were no trades in our common stock prior to August 2003.

On June 30, 2006, there were approximately 91 stockholders of record of the Company's Common Stock.

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

During the fiscal year ended June 30, 2006, the Company sold a total of 7,256,575 shares of its common stock for total cash proceeds of $418,829. In addition, the Company issued 1,109,600 shares upon the exercise of common stock warrants for total cash proceeds of $138,700.

During the fiscal year ended June 30, 2006, the Company issued a total of 8,090,000 shares of its common stock for various services provided to the Company. These shares were valued at $740,905.

For each of these transactions, the Company relied on an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933 and the regulations promulgated thereunder.

We have utilized the funds received from the stock sales for our various marketing and promotion efforts and general working capital and business activities.

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

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  The Company disclaims any obligation or intention to update any forward-looking statement in this Report.

The financial information set forth in the following discussion should be read with the financial statements of Source Direct included elsewhere herein.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Revenues for the year ended June 30, 2006, totaled $360,688, an increase of 40% over the prior year comparable period. Our primary source of revenue has been our Stain Pen® product which represented 94% of sales. These revenues were primarily generated from purchase orders from various retail stores including Albertsons®, ATA Retail Services and the Flying J Travel Plaza chain, and Bed Bath and Beyond®. We anticipate receiving additional orders from these sources as well as from the other distribution agreements that are in place, but we can give no assurance that such sales will occur.  Our cost of goods sold for these sales totaled $184,144, which resulted in a gross profit margin of $176,544 or 48.9% of sales. Revenues for the prior year totaled $257,586 with a gross margin of $78,354. Gross profit margin was 30.4% of sales.

General and administrative expenses for the year ended June 30, 2006, totaled $1,402,324, a decrease of 13.6% over the prior year period. Advertising and marketing related expenses were $486,780. These expenses were incurred as a result of our efforts to gain market recognition and acceptance of our products. Compensation related expenses were $316,089. Travel expenses incurred for product promotion and general business activities totaled $59,291. Professional fees for consulting, legal and accounting services were $233,623. The remaining expenses were incurred for general business activities. We believe we will continue to incur substantial expenses for the near term as we increase our marketing efforts to introduce our products to the market.

General and administrative expenses for the year ended June 30, 2005, totaled $1,622,932. Advertising and marketing related expenses were $786,060. Compensation related expenses were $434,493. Travel expenses incurred for product promotion and general business activities totaled $64,012. Professional fees were $103,910. The remaining expenses were incurred for general business activities.

Liquidity and Capital Resources:

Since inception to June 30, 2006, we have funded our operations primarily from the sale of securities and loans. However as sales have continued to increase more of the revenues of the sales are use in the operations.

During the period from inception through June 30, 2006, we sold a total of 18,786,575 shares of our common stock for total cash proceeds of $1,616,579. In addition, we issued 17,990,000 shares for various services provided for the Company valued at $1,730,905. We currently have 21,471,126 of common stock warrants outstanding with exercise prices at $0.125 per share. We have utilized the proceeds from these stock sales to fund our various marketing and promotion efforts and general business activities.

We have also funded our operations with loans from shareholders. As of June 30, 2006, we were indebted to these shareholders for a total amount of $94,500. The loans are unsecured, due on demand, and non-interest bearing.

The Company has borrowed funds for operating purposes from an individual pursuant to a note.  The terms of the note include principal of $50,000 and interest of $3,763.  If the principal and interest was not paid within 60 days of 6/15/05, then additional interest of 10% annually will be due on original amounts. This note is currently in default. The Company is working with the individual to make payment arrangements and has made a $15,000 payment on this note on August 25, 2006 subsequent to June 30, 2006.

On January 13, 2005, the Company entered into agreements to purchase a new headquarters building. The purchase price for the property was $800,000. Pursuant to the terms of a promissory note, the Company was required to pay $5,882.19 on or before March 3, 2005, and the same amount on or before the third of each month thereafter. The Note bore interest at a rate of 11.25% and matured on January 13, 2006.

On January 13, 2006 an amendment was executed upon the note secured by a deed of trust on the Company’s building located at 4323 N. Commerce Circle, Idaho Falls, Idaho.  Effective January 14, 2006, the amendment changed the following loan components for the then remaining principal balance of $763,594.09.  The interest rate was changed from 8.5% to 11.25%.  Monthly payments were changed from $5,882.19 to $6,681.45, of which the first payment was due on February 3, 2006.  The amendment further stated that no principal payments could be made unless in full.  A late fee of 5% would be charged on any amount overdue by 30 days.  The Company was to transfer 160,000 shares of the Company’s common stock to the creditor in lieu of warrants given as part of the original loan transaction. The remaining balance on this loan was $763,962 as of June 30, 2006.

On August 22, 2006, the Company sold its new headquarters building for a total sales price of $1,000,000, which resulted in a net profit to the Company of $119,497 net of settlement expenses. In conjunction with the sale, the Company signed a new agreement to lease this facility for 60 months.  The lease agreement calls for monthly payments of $8,333.

In June 2006, we entered into a new factoring arrangement with Riviera Finance. The agreement allows the Company to receive financing in advance of the collection of certain accounts receivable that are acceptable to Riviera Finance. The accounts that are financed are pledged as collateral for the loans. Riviera will withhold a reserve amount of 6% of each invoice submitted which will be reimbursed to the Company upon receipt of all funds due under the invoice. In addition, Riviera will charge a factoring fee based on the total value of invoices submitted and approved for each month. The maximum amount that can be financed is $200,000 per month. The factoring fee is based on the monthly volume of invoices submitted for financing and ranges from 9% for up to the first $10,000 of financed invoices to 3.9% up to $250,000 of financed invoices. The agreement is for six months and is automatically renewable for additional six month terms unless cancelled by either party.

At June 30, 2006, we had no cash balances and net working capital of $674,684.  Our cash requirements for the next twelve months will depend significantly on the number of purchase orders we receive for our products and our ability to secure financing for these orders.  We have entered into a factoring arrangement as noted above. We anticipate that we will be able to secure either a business loan or other form of financing for any purchase order that exceeds our current ability to fund internally.  However, we have no current agreements or arrangements which would provide such funding other than the factoring agreement.  We have also not negotiated the terms of any other forms of funding and cannot provide any assurance that the terms will be favorable for the company.  We are also unable to predict the number of orders for our products, or if we receive additional orders, the amount of operating profit such orders would generate.  Therefore, we are unable to predict our future cash requirements until we secure additional purchase orders.

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

New Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

  PAGE

Report of Independent Registered Public Accounting Firm

    F-2

Balance Sheet - June 30, 2006

    F-3

Statements of Operations for the years ended June 30, 2006 and 2005 and for the period from Inception [July 8, 2002] through June 30, 2006

    F-5

Statement of Stockholders’ Equity for the period from Inception [July 8, 2002]

through June 30, 2006

    F-6

Statements of Cash Flows for the years ended June 30, 2006 and 2005 and for the period from Inception [July 8, 2002] through June 30, 2006

    F-8

Notes to Financial Statements

    F-10

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Source Direct Holdings, Inc.

Idaho Falls, Idaho

We have audited the accompanying balance sheet of Source Direct Holdings, Inc. [a development stage company] as of June 30, 2006, and the related statements of operations, stockholders’ equity/(deficit), and cash flows for the period from inception [July 8, 2002] through June 30, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Source Direct Holdings, Inc. as of June 30, 2006, and the results of operations and cash flows for the years ended June 30, 2006 and 2005 and for the period from inception [July 8, 2002] through June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Source Direct Holdings, Inc. will continue as a going concern.  As discussed in Note E to the financial statements, the Company has accumulated losses and has not had profitable operations since inception.  These issues raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note E.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC

September 15, 2006

Salt Lake City, Utah

Source Direct Holdings, Inc.

Balance Sheet

June 30, 2006

ASSETS

Current Assets
Cash And Cash Equivalents Note A	$-
Accounts Receivable - Net Note A	50,829
Inventory Note A	332,896
Prepaid Expenses	640,589
Total Current Assets	1,024,314

Fixed Assets
Fixed assets, net of depreciation Note A & D	813,941
Total Fixed Assets	813,941

Other Assets
Intangible assets, net or amortization Note D	95,194
Total Other Assets	95,194

Total Assets	$1,933,449

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

 Balance Sheet [continued]

June 30, 2006

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current Liabilities
Accounts Payable	115,170
Accrued Expenses	69,178
Bank Overdraft	16,714
Shareholder Loans	94,500
Notes Payable Note F	54,068
Total Current Liabilities	349,630

Long Term Liabilities
Building Loan Note F	763,962
Total Long Term Liabilities	763,962

Total Liabilities	1,113,592

Stockholders' Equity

Capital Stock -- 200,000,000 shares authorized having a par value of $.001 per share; 95,457,975 shares issued and outstanding Note B	95,458
Additional paid-in capital	4,169,918
Deficit accumulated in development stage	(3,445,519)

Total Stockholders' Equity	819,857

Total Liabilities and Stockholders' Equity	1,933,449

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

 Statements of Operations

For the years ended June 30, 2006 and 2005 and for the period from inception [July 8, 2002] through June 30, 2006

	2006	2005	From Inception [7/8/02] through June 30, 2006
Revenues	$360,688	$257,586	$640,008

Cost of Sales	184,144	179,232	374,576
Gross Operating Profit	176,544	78,354	265,432

General and administration expenses	1,402,324	1,622,932	3,597,685
Income / Loss from operations	(1,225,780)	(1,544,578)	(3,332,253)

Other income (expense)
Interest income	-	-	-
Interest expense	82,880	28,690	111,570
Loss on sale of receivables	1,696	-	1,696
Total other income (expense)	(84,576)	(28,690)	(113,266)
Loss from continuing operations before income taxes	(1,310,356)	(1,573,268)	(3,445,519)

Provision for income taxes	-	-	-
Net Loss	$(1,310,356)	$(1,573,268)	$(3,445,519)
Loss per share basic and diluted:
Net loss per share-basic and diluted	$(0.02)	$(0.02)	$(0.05)

Weighted average number of common shares outstanding-basic and diluted	85,795,305	74,519,175	63,003,435

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Statements of Stockholders' Equity

For the period from Inception [July 8, 2002]

through June 30, 2006

	Common Stock
	Shares Issued	Par Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity
Balance, July 8, 2002	-	$-	$-	$-	$-
Issued stock at $1.00 per share to founders	2,000	2,000	-	-	2,000
Net Loss for the period ended June 30, 2003	-	-	-	(23,265)	(23,265)
Balance June 30, 2003	2,000	2,000	-	(23,265)	(21,265)
Recall Source Direct shares from 2003	(2,000)	(2,000)	-	-	(2,000)
Recapitalization at merger with Global-Tech Capital Corp.	67,681,400	67,681	520,819	-	588,500
Issued shares at $.09375	1,600,000	1,600	148,400	-	150,000
Net Loss for the period ended June 30, 2004	-	-	-	(538,630)	(538,630)
Balance June 30, 2004	69,281,400	69,281	669,219	(561,895)	176,605
Recall Source Direct shares from 2004	(9,000,000)	(9,000)	9,000	-	-
Issued shares at $.10	7,500,000	7,500	742,500	-	750,000
Warrants exercised for shares at $.125	800,000	800	99,200	-	100,000
Issued shares for services @ $.10	9,900,000	9,900	980,100	-	990,000
Warrants exercised for shares at $.125 (not yet in certificate form)	520,400	521	64,529	-	65,050
Issued warrants in exchange for loan	-	-	20,000	-	20,000
Net Loss for the period ended June 30, 2005	-	-	-	(1,573,268)	(1,573,268)
Balance June 30, 2005	79,001,800	79,002	2,584,548	(2,135,163)	528,387

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Statements of Stockholders' Equity

For the period from Inception [July 8, 2002]

through June 30, 2006 [continued]

	Common Stock
	Shares Issued	Par Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity
Issued shares at $.05 (not yet in certificate form)	6,256,575	6,256	306,572	-	312,828
Issued shares at $.10	1,000,000	1,000	99,000	-	100,000
Warrants exercised for shares at $.125 (not yet in certificate form)	1,109,600	1,110	137,590	-	138,700
Issued shares in exchange for services	8,090,000	8,090	732,815	-	740,905
Issued warrants in exchange for services	-	-	309,393	-	309,393
Net Loss for the period ended June 30, 2006	-	-	-	(1,310,356)	(1,310,356)
Balance June 30, 2006	95,457,975	$95,458	$4,169,918	$(3,445,519)	$819,857

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Statements of Cash Flows

For the years ended June 30, 2006 and 2005 and for the period from inception [July 8, 2002] through June 30, 2006

	2006	2005	From inception [7/8/02] through 06/30/06
Cash Flows From Operating Activities
Net Loss	$(1,310,356)	$(1,573,268)	$(3,445,519)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	49,856	34,087	91,949
Issued stock for services	488,267	840,000	1,328,267
Issued warrants for services	85,083	-	85,083
Issued warrants for down payment on building	-	20,000	20,000
Changes in operating assets and liabilities
Increase (Decrease) in income/franchise taxes payable	-	(30)	30
Decrease in Property Taxes Payable	(2,403)	4,069	1,666
Increase (Decrease) in shareholder loan	305	(36,563)	305
Decrease in accounts receivable	72,911	(103,495)	(50,830)
Increase in accounts payable	20,035	95,135	115,170
(Increase) in inventory	(94)	(259,955)	(332,896)
(Increase) in prepaid expenses	(13,641)	-	(13,641)
Increase in accrued expenses	49,538	11,416	84,196
Net Cash From Operating Activities	(560,499)	(968,604)	(2,116,220)
Cash Flows From Investing Activities
Purchase of property and equipment	(2,000)	(833,054)	(886,083)
Increase (Decrease) in equipment loans	-	(15,601)	-
Acquisition of intangible assets	-	-	(115,000)
Net Cash From Investing Activities	(2,000)	(848,655)	(1,001,083)
Cash Flows From Financing Activities
Proceeds from stock issuance	551,529	915,049	2,205,078
Net borrowing (payments) on long-term debt	9,564	902,661	912,225
Net Cash From Financing Activities	561,093	1,817,710	3,117,303
Net Increase in Cash	(1,406)	451	-
Beginning Cash Balance	1,406	955	-
Ending Cash Balance	$-	$1,406	$-

Supplemental Disclosures
Interest paid	$61,409	$28,690	$90,099
Income taxes paid	$-	$-	$-
Issued stock for prepaid expenses	$626,948	$150,000	$776,948

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

[A Development Stage Company]

Notes to Financial Statements

June 30, 2006

NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background

The Company incorporated under the laws of the State of Nevada on July 21, 1998, as Global Tech Capital Corp.  On October 14, 2003, a wholly owned subsidiary of The Company completed a merger with Source Direct, Inc., an Idaho corporation. Global-Tech Capital Corp., (GTCC) a Nevada corporation on October 14, 2003.  As a result of the merger, the articles of incorporation were amended to change the name of Global-Tech Capital Corp. to Source Direct Holdings, Inc.

The Company markets and promotes cleaning supplies and also engages in product development and sales.  The Company is considered to be in the development stage

The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles.  The following summarizes the more significant of such policies:

Statement of Cash Flows

Cash is comprised of cash on hand and on deposit with banks.  The Company had $0 as of June 30, 2006.

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

Inventory

Inventory is valued at the lower of cost or market (net realizable value) using the first-in, first-out (FIFO) method.

Current
Value
Raw Materials	173,106
Finished Goods	159,790
Total Inventory	332,896

Source Direct Holdings, Inc.

[A Development Stage Company]

Notes to Financial Statements

June 30, 2006

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

As of June 30, 2006, there were 23,471,126 common stock equivalents outstanding.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R) Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock issued to Employees. SFAS. No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) must be adopted by the Company no later than July 1, 2006. The Company expects to adopt SFAS No. 123(R) on July 1, 2006. When the Company adopts SFAS No. 123(R), it may elect the modified prospective method or the modified retrospective method. The Company has not yet determined which method it will elect. The Company currently accounts for share-based payments to employees using APB Opinion No. 25 and the intrinsic value method and, as a result, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123 (R) cannot be determined at this time because it will depend on levels of share-based payments granted in the future.

In December 2004, the FASB issued SFAS #153, “Exchanges of Non-monetary Assets – An Amendment of APB Opinion #29.”  The guidance in APB #29, “Accounting for Non-monetary Transactions,” is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  The guidance, however, included certain exceptions to that principle.  SFAS #153 amends APB #29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  The provisions of SFAS #153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Early application is permitted and companies must apply the standard prospectively.  The adoption of the standard is not expected to have a material effect on the Company’s results of operations of financial position.

Source Direct Holdings, Inc.

[A Development Stage Company]

Notes to Financial Statements

June 30, 2006

NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

In May 2005, the FASB issued SFAS #154, “Accounting Changes and Error Corrections,” which replaces APB Opinion #20, “Accounting Changes,” and supersedes FASB #3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB #28.”  SFAS #154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change.  When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS #154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement.  When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS #154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.  SFAS #154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this standard is not expected to have material effect on the Company’s results of operations or financial position.

In February 2006, the FASB issued SFAS #155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements #133 and #140.”  This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of this standard is not expected to have material effect on the Company’s results of operations or financial position.

In March 2006, the FASB released statement #156, “Accounting for Servicing of Financial Assets, an amendment of FASB #140.”  SFAS #156 requires that all separately recognized servicing assets and liabilities in accordance with SFAS #140 be initially measured as fair value, if practicable.  Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods.  This statement is effective after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations of financial position.

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (ASAB 104"), ARevenue Recognition.@  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  Revenue from product sales is recognized when goods are delivered to the customer.  Revenue from promotional and marketing services is recognized when earned.  The Company records accounts receivable for sales which have been completed but for which money has not been collected.  The balance uncollected as of June 30, 2006, was $95,382.  For customer purchases paid in advance, the Company records a liability until products are shipped. There was no unearned revenue as of June 30, 2006.

Source Direct Holdings, Inc.

[A Development Stage Company]

Notes to Financial Statements

June 30, 2006

NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Accounts Receivable

Accounts receivable consist of amounts due from customers.  A bad debt reserve has been provided in the amount of $34,553. The Company records accounts receivable at the lower of cost or fair value. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. The Company charges off uncollectible accounts when management estimates no possibility of collecting the related receivable. The Company considers accounts receivable to be past due or delinquent based on contractual terms.

On June 30, 2006 the Company entered into an agreement to factor a portion of its receivables to enable the quicker receipt of cash for sales on account.  The assignment of accounts constitutes a complete sale.  A 5% discount on amounts assigned is charged as payment for the factoring service.  In addition, a 5% reserve of amounts assigned is held by the financer, returnable if volume conditions are met.  As of June 30, 2006 a total of $21,216 of accounts receivable were assigned to be factored.  No proceeds were yet received from the factor as of June 30, 2006.  As such, $20,155 is recorded in Accounts receivable in the accompanying financial statements.

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

Intangible assets

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 addresses the accounting and reporting for acquired goodwill and other intangible assets. The Company’s intangible assets consist of formulas, trademarks and trade names. The intangible assets are being amortized over their estimated useful life of 15 years.  Amortization expense for the years ended June 30, 2006 and 2005, were approximately $7,667 and $7,667, respectively.  Amortization expense for the next four years is expected to be $7,667 each year.

Intangible Assets	$115,000
Accumulated amortization	19,806
Net Intangibles	$95,194

Source Direct Holdings, Inc.

[A Development Stage Company]

Notes to Financial Statements

June 30, 2006

NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Advertising Costs

Advertising costs are charged to expense as incurred.  Advertising expenses for the years ended June 30, 2006 and 2005, were $56,648 and $56,810, respectively.

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

Additionally, the Company entered into agreements with outside firms to whom they issued 9,900,000 shares of common stock, valued at $.10 per share (equivalent to the private offering price), for services including marketing and advertising.  Management has estimated the fair market value of the services to be $990,000, which has been recorded as an expense, and prepaid expense, in the accompanying financial statements.

During the offering period there were 12,700,000 additional shares issued in duplicate, which the Company has canceled.

During the offering, the Company issued warrants which are exercisable at $0.125 per share at anytime up to three years from the date of issuance.  The Company also issued 160,000 warrants (valued at $20,000) for down payment in connection with the Company’s purchase of its property.

Source Direct Holdings, Inc.

[A Development Stage Company]

Notes to Financial Statements

June 30, 2006

NOTE B

ISSUANCE OF COMMON SHARES AND WARRANTS [CONTINUED]

In August, 2005 the company issued 1,000,000 shares for cash to a single entity at $.10 per share.

At various dates between October 2005 and March 2006, the Company issued 6,256,575 shares for cash to various entities at $.05 per share.

During the fiscal year 2006, the Company entered into agreements with outside firms to whom they issued 8,090,000 shares of restricted common stock at weighted average share price of approximately $0.11.  Management estimates the total value of the services to be $740,904.78, which has been recorded as expense, and prepaid expense, in the accompanying financial statements.

Along with a portion of the shares issued for services in fiscal year 2006, the Company issued 6,000,000 warrants, exercisable at $0.125 at anytime up to two years from the date of agreements.  Management has estimated the fair value of these warrants on the date of agreement to be $309,392.60, which has been recorded as expense, and prepaid expense, in the accompanying financial statements.  This transaction is accounted for in accordance with SFAS 123(R), Share-Based Payment and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

	2005	2004	Total
Compensation Cost	$573,349.54	$840,000.00	$1,413,349.54
Income Tax (Benefit)	(238,513.41)	(349,440.00)	(587,953.41)
Total Cost	$334,836.13	$490,560.00	$825,396.13

As of June 30, 2006, 1,909,600 warrants had been exercised.  These shares have not yet been issued in certificate form.

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

The provision for income taxes consists of the following:

Current taxes	$-
Deferred tax benefit	(545,108)
Benefits of operating loss carryforwards	545,108
$-

Source Direct Holdings, Inc.

[A Development Stage Company]

Notes to Financial Statements

June 30, 2006

NOTE C

ACCOUNTING FOR INCOME TAXES [CONTINUED]

The Company has the following carryforwards available at June 30, 2006:

Operating Losses
Amount	Expires
1,310,356	2025
1,573,268	2024
561,895	through 2023
3,445,519

The following is a summary of the deferred tax asset calculation.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

	NOL	Tax	Rate
Federal Income Tax	(3,445,519)	(1,171,476)	0.34
State Income Tax	(3,445,519)	(261,860)	0.076
Valuation Allowance		1,433,336

Deferred Tax asset 6/30/06		-

The effective tax rate for continuing operations differs from the statutory tax rate as follows:

Expected Provision (taxes on income before taxes)	$(545,108)
Effect of :

Increase (decrease) in valuation allowance	545,108

Total Actual Provision	-

Source Direct Holdings, Inc.

[A Development Stage Company]

Notes to Financial Statements

June 30, 2006

NOTE D

PROPERTY AND EQUIPMENT

The major categories of property and equipment are as follows:

Amount
Fixed Assets
Equipment & Machinery	$59,838
Furniture & Fixtures	5,935
Miscellaneous	20,311
Building	800,000
Total Fixed Assets	886,084

Accumulated Depreciation
Equipment & Machinery	16,111
Furniture & Fixtures	1,346
Miscellaneous	9,838
Building	44,848
Total Accumulated Depreciation	72,143
Net Property, Plant & Equipment	813,941

Depreciation expense was $42,189 in 2006, and $26,420 in 2005.  Amortization expense was $7,667 in 2006, and $7,667 in 2005.

NOTE E

GOING CONCERN

The Company has accumulated losses since inception totaling $3,443,823 and has not had profitable operations as of June 30, 2006.  Financing for the Company’s limited activities to date has been provided primarily by the issuance of stock, by advances from Stockholders and by borrowing funds (see NOTE F).  The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized.  Management continues to develop its planned principal operations.  Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.

Source Direct Holdings, Inc.

[A Development Stage Company]

Notes to Financial Statements

June 30, 2006

NOTE F

NOTES PAYABLE

The Company borrowed funds for the acquisition of its building.  The terms of the initial loan included interest of 8.5% for 360 months, with a monthly payment of principal and interest of $5,882.19.

On January 13, 2006 an amendment was executed upon the note secured by a deed of trust on the Company’s building located at 4323 N. Commerce Circle, Idaho Falls, Idaho, 83401.  Effective January 14, 2006 the amendment changed the following loan components for the remaining principal of $763,594.09.  Accruing interest was changed from 8.5% to 11.25%.  Monthly payments were changed from $5,882.19 to $6,681.45, of which the first payment was due on February 3, 2006.  The amendment further stated that no principal payments could be made unless in full.  A late fee of 5% would be charged on any amount overdue by 30 days.  The Company was to transfer 160,000 shares of the Company’s common stock to the creditor in lieu of warrants given as part of the original loan transaction. In August of 2006, the Company sold the building and the note was paid in full (See Note G).

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

The Company has borrowed funds for operating purposes from another individual in the amount of $45,500.  The loan is unsecured, due on demand, and non-interest bearing.

The Company has borrowed funds for operating purposes from another individual in the amount of $34,000.  The loan is unsecured, due on demand, and non-interest bearing.

The Company has borrowed funds for operating purposes from another individual in the amount of $15,000.  The loan is unsecured, due on demand, and non-interest bearing.

The weighted average interest rate on all current notes payable as of June 30, 2006 is 10%.

Source Direct Holdings, Inc.

[A Development Stage Company]

Notes to Financial Statements

June 30, 2006

NOTE G

SUBSEQUENT EVENTS

Subsequent to the Company’s fiscal year end June 30, 2006, a single payment of $15,000 was made against the loan of $50,000 mentioned in Note F.  In August of 2006, the Company sold the building located at 4323 N. Commerce Circle, Idaho Falls, Idaho and the related debt was repaid in full (See Note F).  In August of 2006, the Company signed a new agreement to lease a building for 60 months.  In September of 2006, the Company issued 200,000 shares of common stock as a rental payment against the new building lease.

NOTE H

SIGNIFICANT CONCENTRATIONS

For the fiscal year ended June 30, 2006, approximately 89% of the Company’s sales were to three different customers.   The loss of any of these current customers (each in excess of 5% of current fiscal year sales) would have a significant negative impact on sales.  As of June 30, 2006, three different entities represent approximately 86% of the Company’s accounts receivable balance.  Approximately 22% of this amount is due from a receivables factor [see note A].  If any of these entities become unable to pay their outstanding balances, the Company would experience a significant negative impact on its ability to benefit from and collect on the accounts receivable.

For the year ended June 30, 2006, approximately 94% of the Company’s gross revenues were due to the sale of a single product.  If for any reason this product becomes un-marketable, the Company would experience significant negative impact on sales.

NOTE I

COLLATERAL OBLIGATIONS

In connection with the  receivables factoring agreement entered into on June 30, 2006 [see note A], the Company has given as collateral for any and all obligations and liabilities incurred to the financer, all rights to present and future acquired accounts receivable amounts.

NOTE J

CONTINGENCIES

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

Source Direct Holdings, Inc.

[A Development Stage Company]

Notes to Financial Statements

June 30, 2006

The Company filed a motion for a writ of attachment in order to prevent the defendants from transferring the shares.  The district court granted the motion and entered a writ of attachment, to be secured by a bond in the amount of $480,000, which Source Direct filed on December 16, 2005.  Pursuant to the writ of attachment, the defendants tendered into the court’s possession 500,000 shares of Source Direct stock on January 24, 2006, and 7,050,000 additional shares of Source Direct stock on February 7, 2006.  The tendered shares of stock will remain in the court’s custody until the final disposition of the litigation or until further order of the court.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

NAME	AGE	POSITION
Deren Z. Smith	37	President and Director
Kevin Arave	49	Secretary/Treasurer and Director

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended June 30, 2006, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended June 30, 2006, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company is aware of the following untimely filings: Messrs. Smith and Arave filed late Forms 5.

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

The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance. The Company did not have an annual meeting in fiscal year ended June 30, 2006.

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors for the fiscal year ended June 30, 2006.

					LONG TERM COMPENSATION
					AWARDS
		ANNUAL COMPENSATION					PAYOUTS
					RESTRICTED	SECURITIES
					STOCK	UNDERLYING	LTIP	ALL OTHER
NAME AND		SALARY	BONUS	OTHER	AWARD	OPTIONS	PAYOUTS	COMPENSATION
PRINCIPAL POSITION	YEAR (1)	($)	($)	($)	($)	SARS(#)	($)	($)
Deren Smith, President	2006	$96,000	$0		$0
& Director	2005	$112,000	$0		$0
Kevin Arave,	2006	$72,000	$0		$0
Secretary/Treasurer & Director	2005	$77,500	$0		$0

(1)

For the fiscal years ended June 30, 2006 and 2005.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2006, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP
Deren Smith (1)	16,641,462	17.4%
Kevin Arave (1)	15,315,000	16.0%

All executive officers and directors as a group (two persons)	31,956,462	33.5%

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

(1) The person’s business address is c/o Source Direct Holdings, Inc., 4323 Commerce Circle, Idaho Falls, Idaho, 83401.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Both Deren Smith and Kevin Arave, directors and officers of the Company and the Subsidiary, received 11,500,000 shares each for transferring to the Subsidiary the formulas and related rights used by the Subsidiary.  These shares were converted into 17,250,000 shares each of the common stock of the parent upon consummation of the Merger. The transfer of these assets was not transacted at arms length because both parties were the only directors of the Subsidiary at the time of the transaction.  Messrs. Smith and Arave are both founders of the Subsidiary.

ITEM 13. EXHIBITS

a.  Exhibits

Exhibit Number

Name of Exhibit

10.1

Factoring Agreement with Riviera Finance (1)

31.1

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

_______________________________________________________________________

(1)

Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The company paid audit and financial statement review fees totaling $23,662 and $19,441 for the fiscal years ended June 30, 2006 and 2005, respectively, to Mantyla McReynolds our current independent accountants.

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

October 13, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Deren Smith Deren Smith	President & Director (Principal Executive Officer)	October 13, 2006

/s/ Kevin Arave Kevin Arave	Secretary/Treasurer & Director (Principal Financial Officer)	October 13, 2006