Form 10QSB
period 2006-09-30
SOURCE DIRECT HOLDINGS INC
filed 2006-11-16
CIK 1083661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒         No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes ☐         No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2006, the Company had outstanding 95,457,975 shares of its common stock, no par value.

PART I

ITEM 1. FINANCIAL STATEMENTS

SOURCE DIRECT HOLDINGS, INC.
Condensed Consolidated Balance Sheets
September 30, 2006
(Unaudited)

	30-Sept-06	30-Jun-06
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$35,200	$-
Accounts receivable	23,696	50,829
Inventory	334,748	332,896
Prepaid expenses	565,927	640,589
Total Current Assets	959,571	1,024,314

Property and Equipment
Property and equipment	97,706	886,084
Less: Accumulated depreciation	(31,459)	(72,143)
Net Property and Equipment	66,247	813,941

Other Assets
Security Deposit	8,333
Intangible assets	115,000	115,000
Accumulated amortization	(21,723)	(19,806)
Net Other Assets	101,610	95,194

TOTAL ASSETS	$1,127,428	$1,933,449

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$67,824	$115,170
Accrued expenses	65,076	69,178
Bank overdraft	-	16,714
Notes payable	139,209	148,568
Total Current Liabilities	272,109	349,630

Long-Term Liabilities
Building loan, net of current portion	-	763,962
Total Long-Term Liabilities	-	763,962

Total Liabilities	272,109	1,113,592

Stockholders' Equity
Common stock -- $.001 par value; 200,000,000 shares authorized; 95,457,975 and 95,457,975 issued and outstanding, respectively	95,458	95,458
Additional paid-in capital	4,169,918	4,169,918
Accumulated deficit	(3,410,057)	(3,445,519)
Total Stockholders' Equity	855,319	819,857
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,127,428	$1,933,449

See accompanying notes to financial statements.

SOURCE DIRECT HOLDINGS, INC.
Condensed Consolidated Statement of Operations
For the three month periods ended September 30, 2006 and 2005
(Unaudited)

	30-Sept-06	30-Sept-05
Revenues	$226,727	$59,376
Cost of goods sold	99,820	39,426
Gross Profit	126,907	19,950

General and admin. expense	261,559	283,563

Income (Loss) from Operations	(134,652)	(263,613)

Gain on sale of building	175,148
Interest expense	(5,034)	(16,249)

Net Income (Loss)	$35,462	$(279,862)

Net Loss per share	$0.000	$(0.003)

Weighted Average Number of shares outstanding	95,457,975	80,193,748

See accompanying notes to financial statements.

SOURCE DIRECT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the three month periods ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended 30-Sept-06	Three Months Ended 30-Sept-05
Cash Flow Used for Operating Activities
Net Income (Loss)	$35,462	$(279,862)
Adjustments to Reconcile net loss to net cash used
for operating activities:
Depreciation	7,800	10,529
Amortization expense	1,917	1,917
(Gain)/loss on sale of property	(175,148)	-
(Increase)/decrease in trade receivables	27,133	49,340
(Increase)/decrease in inventory	(1,852)	(18,908)
(Increase)/decrease in prepaid expenses	74,662	75,000
(Increase)/decrease in deposits	(8,333)	-
Increase/(decrease) in accounts payable	(64,059)	(20,980)
Increase/(decrease) in accrued liabilities	(4,102)	6,661
Increase/(decrease) in income taxes payable	-	-
Net Cash Flows Used for Operating Activities	(106,520)	(176,303)

Cash Flows used for Investing Activities
Sale of property	926,664
Purchase equipment	(11,623)	-
Net Cash Flows Used for Investing Activities	915,041	-

Cash Flows used for Financing Activities
Proceeds from shareholder loans	-	905
Payments on shareholder loans	-	-
Net borrowing (payments) on long-term debt	(763,962)	(1,397)
Increase (decrease) in note payable	(9,359)	(7,000)
Proceeds from stock issuance	-	187,950
Net Cash Flows Used for Financing Activities	(773,321)	180,458

Net Increase / (Decrease in cash	35,200	4,155
Beginning Cash Balance	-	1,406

Ending Cash Balance	$35,200	$5,561

Supplemental Disclosures
Interest paid	$5,034	$-
Income taxes paid	-	-
Shares and share equivalents issued for expenses	-	-

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2006

(Unaudited)

Note 1

ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

Interim financial statements-The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2006. There has not been any change in the significant accounting policies of Source Direct Holdings, Inc., for the periods presented. The results of operations for the three month period ended September 30, 2006, are not necessarily indicative of the results for a full-year period.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, filed with the Securities and Exchange Commission (the “SEC”).

Note 2

INVENTORY

Inventories are stated at lower of cost or market and consist of the following:

Raw Materials	$168,893
Finished Goods	165,855

Total Inventory	$334,748

Note 3

NOTES PAYABLE

The Company has borrowed funds for operating purposes from an individual pursuant to a note.  The terms of the note include principal of $50,000 and interest of $3,763.  If the principal and interest was not paid within 60 days of June 15, 2005, the additional interest of 10% annually will be due on original amounts.  This note is currently in default.  The Company is working with the individual to make payment arrangements. The Company has made a payment to the individual during this quarter.  The principle outstanding on this loan is now $40,946.

The Company has borrowed funds for operating purposes from another individual (a related party) in the amount of $45,500. The loan is unsecured, due on demand, and non-interest bearing.

The Company has borrowed funds for operating purposes from another individual (a related party) in the amount of $34,000. The loan is unsecured, due on demand, and non-interest bearing.

The Company has borrowed funds for operating purposes from another individual (a related party) in the amount of $15,000. The loan is unsecured, due on demand, and non-interest bearing.

Source Direct Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2006

(Unaudited)

Note 4

PROPERTY AND EQUIPMENT

Source Direct purchased a manufacturing facility in February 2005 located at 4323 Commerce Circle, Idaho Falls, Idaho.  The property consists of approximately 3,780 square feet of office space, and approximately 10,000 square feet of warehouse and manufacturing space.  In August 2006, the Company signed a new agreement to lease this facility for 60 months.  The lease agreement calls for monthly payments of $8,333.

Note 5

GOING-CONCERN

The Company has accumulated losses since inception totaling $3,410,057 as of September 30, 2006.  Financing for the Company’s activities to date has been provided primarily by the issuance of stock, by advances from Stockholders and by borrowing funds.  The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized. Because of these reasons, there is substantial doubt about the Company’s ability to continue as a going concern. Management plans are to continue the marketing of its principal products.  Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.

Note 6

DEVELOPMENT STAGE

The Company has been a development stage company in prior years.  The Company has since determined that it is no longer in the development stage.  The Company has established significant revenues and has developed its primary product line.

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

COMPANY HISTORY

Source Direct Holdings, Inc. was incorporated under the laws of the state of Nevada on July 21, 1998, under the name Global Tech Capital Corp. (“GTCC”), and began filing public reports with the filing of a registration statement on Form SB-2 on September 4, 2001.  From July 1998 until October 2003, GTCC had minimal business operations.  GTCC was in the development stage and seeking profitable business opportunity.

On October 14, 2003, GTCC and Source Direct, Inc., an Idaho corporation (“SDI”), entered into an Agreement and Plan of Merger (the “Merger”), under which a wholly owned subsidiary of GTCC was merged with and into SDI, with SDI being the surviving entity.  Under the agreement, we acquired 100% of the outstanding shares of SDI, in exchange for 63,030,000 shares of GTCC, making SDI our wholly-owned subsidiary.  In connection with this transaction, we changed our name to Source Direct Holdings, Inc.

References in this report to the “Company” refer to Source Direct Holdings, Inc., and its subsidiary, Source Direct, Inc., unless otherwise stated.

SUMMARY OF OUR BUSINESS

In connection with the Merger, we acquired the formulas for two cleaning products. These products are Simply Wow® and Stain Pen®. The formulas for these products were developed by Deren Z. Smith, the President of Source Direct and one of its directors.  Kevin Arave, the Secretary/Treasurer of Source Direct and a director, also assisted in the funding for the development of the formulas.  Any and all rights and interests of these parties in and to the formulas or the trademarks were transferred to the Company for 11,500,000 shares each of SDI. These shares converted into 17,250,000 of the Company as a result of the Merger.

Additionally, the Company has developed new products, including Odor Annihilator® in May 2005 and Tuff Buff ® wash-n-wax in November 2005.

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

Our business is currently organized into three operational divisions: Household products, Automotive products, and Industrial products.

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

Simply WoW® Odor Annihilator®

We recently introduced the Odor Annihilator® into the market and have applied for a trademark. The Odor Annihilator® is an organic, biodegradable cleaning product designed to eliminate household odors. Odor Annihilator® does more than just remove the odor, it annihilates the source of the odor.

Odors are caused by organisms that send off molecules that your nose detects. Air fresheners try to overpower the odor by covering it up. Fabric refreshers try to remove the odor, but Simply WoW® Odor Annihilator® goes further by removing the source of the odor so that it doesn't return.  Typical odor control consists of perfumes or other masking agents that are applied to hide the odor.  This however does not decrease the odor itself, but adds to it to try and make it les objectionable.  Unfortunately, the odor often becomes overpowering, or only less objectionable than before.  Odor Annihilator® annihilates the source of the odor first by applying a fast-acting neutralizer that binds the odor-causing molecules.  This reduces their volatility and prevents them from reaching your nose.  Then a special select bacteria degrades the odor-causing molecules, destroying them by converting them into microbial cell components, carbon dioxide and water, thereby eliminating the odor at its source.

AUTOMOTIVE PRODUCTS

Simply Wow® Tuff Buff™

In November 2005, Source Direct launched its newest all-organic, waterless, wash-n-wax product. Tuff Buff™ provides solutions for the discerning driver, professional and hobbyist alike, who demand the highest quality for all their automotive needs -- and it does so at a price point that could mean exceptional volume sales for Source Direct through its rapidly expanding distribution network. Tuff Buff™ contains no acids, V.O.C.s (volatile organic compounds), petroleum distillates, Hexane, or Silicone, eliminating annoying "fish eyes" in the paint and making it safe for even the most prestigious automotive retailers. Tuff Buff™ restores factory shine, safely removes bugs and bird droppings, cleans and protects all finishes including plexiglass and black chrome, is safe for aftermarket window tint, and will not leave white residue in seams. Tuff Buff™ polishes & protects virtually any hard nonporous surface including windshields.

Tuff Buff™ has been designed to improve the appearance of car paint, engine, trim and components. It is intended to restore dull or faded rubber, tires, trim, vinyl, paint, chrome, and other surfaces. Tuff Buff is safe to use on most surfaces and leaves no caking or residue.  Most important, Tuff Buff works to protect and shine virtually any surface and is as organic as an apple.

Simply WoW® Odor Annihilator®

We recently introduced the Odor Annihilator® into the automotive market as well as the household market.

INDUSTRIAL PRODUCTS

Simply WoW® Industrial Cleaner

The Wow Industrial Cleaner has been designed to remove grease, oil, wax, tar, and dirt, and to meet other industrial cleaning needs. It is a highly concentrated cleaning solution that can be diluted up a 40:1 ratio. The following are what we believe to be specific advantages of using the Wow Industrial Cleaner:

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

•

Daymon Associates, Inc.

•

Bridgeworks  Marketing & Sales, Inc. (Canada)

The Morgan & Sampson agreement grants to Morgan & Sampson SCA the exclusive marketing and distribution rights to Source Direct's proprietary Stain Pen® Twin Pack to more than 5,000 grocery retailers in the Western United States and Hawaii. In January 2005, through this agreement, we began shipments of our Stain Pen® product to all Safeway® stores and Kmart Super Centers® nationwide.  Additionally, Odor Annihilator® has been accepted for distribution to over 5,000 major retail outlets nationwide via the highly successful  Morgan & Sampson and ATA Retail Services network.

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

The Bridgeworks agreement, which we entered into on May 1, 2005, designates Bridgeworks Marketing & Sales, Inc. (“Bridgeworks”), as our exclusive Canadian agents.  Bridgeworks has over 15 years of industry experience marketing and selling to a variety of retailers, wholesales and industrial accounts in Canada. With a proven track record of generating business by establishing and maintaining positive working relationships, Bridgeworks will continue to expand into other territories and increase customer base where networking will become the foundation in developing Bridgeworks and its clients as industry leaders. As a national company, Bridgeworks offers flexibility and diversification to both customer and client in an always growing and changing industry.

Though our agreement with Bridgeworks, we have received orders and began shipments in March 2006 of the Simply WoW® organic cleaner, Simply WoW® Odor Annihilator®, and the Stain Pen® to Army & Navy Department Stores Ltd., which operates stores in downtown Vancouver, British Columbia; New Westminster, British Columbia; Langley, British Columbia; Calgary, Alberta; and Edmonton's historic Strathcona District, as well as a new 60,000 sq. ft. store in Edmonton's popular Londonderry Mall, both in Alberta.

In addition to the above agreements, we also utilize internal marketing efforts to advertise and distribute our products. In October 2005, we appointed a new National Director of Business Development. Sharon Kirkwood brings 27 years of high-level experience in the consumer packaged-goods industry.  Ms. Kirkwood also has many key industry contacts.

In January 2005, our internal marketing staff contracted with Bi-Mart Membership Discount Stores. The Company has begun shipments of our proprietary 3-ounce Stain Pen® to all Bi-Mart Membership Discount Stores throughout the northwest region.

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

During the quarter ended March 31, 2006, Source Direct received the initial purchase order for Simply WoW® Odor Annihilator® to ATA Retail Services, Inc. The product was shipped in July 2006. ATA Retail Services is a privately owned, national company with 15 years in operation as a supplier of full-service merchandising programs to over 6,500 stores in 48 states, including the country's three largest supermarket chains, many regional supermarket chains and numerous drug stores. ATA Retail Services is headquartered in the San Francisco Bay area, employing more than 1,000 people.

During the quarter ended June 30, 2006, Source Direct received an initial purchase order for our Stain Pen® product by one of America's larger corporations Bed Bath & Beyond, with over 700 retail outlets that specialize in domestic merchandise. The product was shipped in June 2006.

Sponsorships and Advertising:

Source Direct became a title sponsor on a NASCAR sponsorship agreement with Erik Darnell and Darnell Motor Sports for the 2004 and 2005 NASCAR racing seasons. Erik Darnell was a featured competitor in "Roush Racing: Driver X," a 13-week series debuting on the Discovery Channel.  After 13 weeks of intense competition, competing on two of the toughest racetracks in NASCAR, selected out of 1,700 applicants and winning the approval of ROUSH RACING's toughest judges, Erik Darnell was recognized as the best talent for 2006. In addition, Source Direct sponsored Roush Racing's No. 99 Ford F-150 and NASCAR driver Erik Darnell in the NASCAR Craftsman Truck Series races at the Martinsville Speedway on April 1, 2006, and at the Gateway International Raceway on April 29, 2006.  As a result of these two races, the Company is in negotiations with two major distributors to sell the Simply WoW® products. The Company is one of Erik Darnell’s primary sponsors.

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

In November 2005, we attended the SEMA Show in Las Vegas where we introduced our automotive specialty products. This gave our products exposure to automotive enthusiasts and key domestic and international distributors. The SEMA Show attracts more than 100,000 industry leaders from over 100 countries. In November 2006, we again attended the SEMA Show in Las Vegas, where we introduced our Simply WoW® automotive car care kit. The kit consists of three bottles of our trademarked Simply WoW® line.  One Simply WoW® cleaner degreaser, one Simply WoW® Odor Annihilator® and one bottle of Simply WoW® Tuff Buff.  This car care kit is offered in a convenient carrying case with a micro fiber cloth for easy use and sampling. The 2006, SEMA Show provided us with additional opportunities to make contacts and market our products within the automotive specialty markets.  The Company was able to gather over 500 qualified leads of companies interested in marketing and using the Simply WoW® products, and several orders were made by companies that will distribute the products.

In December 2005, Simply Wow® was featured on Epinions.com, a popular online consumer review web site provided as a service of Shopping.com, Inc., an eBay company. Epinions provides a trusted, global, grassroots resource of unbiased consumer insights, in-depth product reviews, and personal recommendations by the general public. We anticipate that validation on Epinions.com may translate into enormous consumer awareness, instant credibility and huge potential for mass-market penetration of featured products.

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

Primary Customers

For the quarter year ended September 30, 2006, a majority of the Company’s sales were to three different customers. A majority of these sales were for our Stain Pen® product. We received revenues through sales of our products by three divisions of Albertsons®: the Salt Lake division, the Denver division, and the Vacaville, California division. We believe that we have a good relationship with these divisions. Also, we have received orders from ATA Retail Services and recently we began shipments of our Stain Pen® product to Bed Bath and Beyond® retail outlets. Additionally, we have received purchase orders from additional divisions of Albertsons®.

We continue to develop many different outlets for our unique line of products.  Our Odor Annihilator®, has been accepted for distribution to over 5,000 major retail outlets nationwide via the highly successful ATA Retail Services network.

With the addition of these new customers and increased sales, we view this as positive steps in making the company profitable. The loss of any of these current customers would have a significant negative impact on sales.

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

We currently own the following trademarks and web domains:

Trademarks:

Simply Wow®

Stain Pen®

Prompt®

Works On The Spot®

Tuff Buff™

Web Domains:

•

http://www.simplywow.com

•

http://www.worksonthespot.com

•

http://www.multipurposecleaner.com

•

http://www.stainpen.com

•

http://www.stainstick.com

•

http://www.laundrystain.com

•

http://www.organicsimplywow.com

•

http://www.tuffbuff.com

•

http://www.allpurposecleaner.com

Financial Condition and Changes in Financial Condition

Three Months ended September 30, 2006 and 2005

Revenues for the quarter ended September 30, 2006, totaled $226,727. These revenues were primarily generated from purchase orders from various retail stores including Albertsons®, ATA Retail Services and the Flying J Travel Plaza chain. We anticipate receiving additional orders from these sources as well as from the other distribution agreements that are in place, but we can give no assurance that such sales will occur.  Our cost of goods sold for these sales totaled $99,820, which resulted in a gross profit margin of $126,907 or 56% of sales. Revenues for the prior year quarter totaled $59,376 with a gross margin of $19,950.

During the current quarter, we sold our manufacturing facility to a third party and entered into a leasing arrangement for the property. We realized a net gain of $175,148 from this sale which is reflected in other income.

Operating expenses for the quarter ended September 30, 2006, totaled $261,559, a decrease of $22,004 from the comparable period ended September 30, 2005. Compensation related expenses were $66,989. Travel, advertising and marketing expenses incurred for product promotion and general business activities totaled $26,580. We incurred $92,148 in consulting, legal and accounting related expenses as a result of various marketing efforts and expenses related to fulfilling our filing requirements with the SEC. We did not incur any research and development expenses during the quarter. The remaining expenses were incurred for general business purposes.

Operating expenses for the quarter ended September 30, 2005, totaled $283,563. Compensation related expenses were $93,250. Travel, advertising and marketing expenses incurred for product promotion and general business activities totaled $119,548. We incurred $19,599 in legal and accounting related expenses as a result of the various marketing agreements we entered into and expenses related to fulfilling our filing requirements with the SEC. Research and development expenses totaled $981 for the quarter. The remaining expenses were incurred for general business purposes.

We believe we will continue to incur substantial expenses for the near term as we increase our marketing efforts to introduce our products to the market.

Liquidity and Capital Resources:

Since inception to September 30, 2006, we have funded our operations primarily from the sale of securities and loans. However, as sales have continued to increase more of the revenues of the sales are use in the operations.

During the period from inception through September 30, 2006, we sold a total of 18,786,575 shares of our common stock for total cash proceeds of $1,616,579. In addition, we issued 17,990,000 shares for various services provided for the Company valued at $1,730,905. We currently have 21,471,126 of common stock warrants outstanding with exercise prices at $0.125 per share. We have utilized the proceeds from these stock sales to fund our various marketing and promotion efforts and general business activities.

We have also funded our operations with loans from shareholders. As of September 30, 2006, we were indebted to these shareholders for a total amount of $94,500. The loans are unsecured, due on demand, and non-interest bearing.

The Company has borrowed funds for operating purposes from an individual pursuant to a note.  The terms of the note include principal of $50,000 and accrued interest.  If the principal and interest was not paid within 60 days of June 15, 2005, then additional interest of 10% annually will be due on original amounts. This note is currently in default. The Company is working with the individual to make payment arrangements and has made a $15,000 payment on this note on August 25, 2006. The balance of this loan is $44,709 as of September 30, 2006.

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

On August 22, 2006, the Company sold its new headquarters building for a total sales price of $1,000,000, which resulted in a net profit to the Company of $175,148 net of settlement expenses. In conjunction with the sale, the Company signed a new agreement to lease this facility for 60 months.  The lease agreement calls for monthly payments of $8,333.

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

At September 30, 2006, we had $35,200 in cash balances and net working capital of $687,462.  Our cash requirements for the next twelve months will depend significantly on the number of purchase orders we receive for our products and our ability to secure financing for these orders.  We have entered into a factoring arrangement as noted above. We anticipate that we will be able to secure either a business loan or other form of financing for any purchase order that exceeds our current ability to fund internally.  However, we have no current agreements or arrangements which would provide such funding other than the factoring agreement.  We have also not negotiated the terms of any other forms of funding and cannot provide any assurance that the terms will be favorable for the Company.  We are also unable to predict the number of orders for our products, or if we receive additional orders, the amount of operating profit such orders would generate.  Therefore, we are unable to predict our future cash requirements until we secure additional purchase orders.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS #157, “Fair Value Measurements,” which replaces and amends various other pronouncements.  This statement establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other pronouncements that fair value is the relevant measurement attribute.  This pronouncement is effect for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption is allowed.  Management is in the process of evaluate the effect this pronouncement will have of the financial statements of the Company.

In September 2006, the FASB issued SFAS #158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This pronouncement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income.  Management does not expect this pronouncement to have a material effect on the Company’s results from operations or financial position because the Company does not have a defined benefit plan.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Their evaluation was carried out with the participation of other members of the Company’s management.  Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Gordon Sage v. Source Direct, Inc., Source Direct Holdings, Inc., and Deren Smith, US. District Court, District of Idaho, Case No. CIV06-82-E-BLW.  On April 13, 2006, we were served with a complaint filed by Gordon Sage against Source Direct, Inc., Source Direct Holdings, Inc., and Deren Smith, alleging claims including breach of contract, misrepresentations, civil conversion, tortious interference, negligence, employment discrimination, and seeking damages of approximately $470,000, plus other unspecified damages and attorneys’ fees.  We filed an answer and counterclaim, denying the plaintiff’s allegations and bringing claims against Mr. Sage, including breach of contract, civil conversion, breach of fiduciary duty, tortious interference, and punitive damages.  The case is currently in the discovery phase.  We deny the plaintiff’s allegations and intend to defend vigorously against the claims and to pursue our claims against Mr. Sage.

ITEM 2.  UNREGISTERED SALES OF EQUITY  SECURITIES AND USE OF PROCEEDS

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

As of June 30, 2005, 520,400 warrants had been exercised by a shareholder and have been issued.

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

ITEM 5. OTHER INFORMATION

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

(Registrant) Source Direct Holdings, Inc.

Date: November 15, 2006	By: /s/ Deren Z. Smith
Deren Z. Smith, President (Principal executive officer)

Date: November 15, 2006	By: /s/ Kevin Arave
Kevin Arave, Treasurer (Principal financial officer and Principal accounting officer)