Form 10QSB
period 2006-12-31
SOURCE DIRECT HOLDINGS INC
filed 2007-02-23
CIK 1083661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 21, 2007, the Company had outstanding 8,191,091 shares of its common stock, no par value.

Transitional Small Business Disclosure Format (check one):     Yes ☐         No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

SOURCE DIRECT HOLDINGS, INC.
Condensed Consolidated Balance Sheets
December 31, 2006
(Unaudited)

	December 31, 2006	June 30, 2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$276	$-
Accounts receivable	17,415	50,829
Inventory	338,463	332,896
Prepaid expenses	741,879	640,589
Total Current Assets	1,098,033	1,024,314

Property and Equipment
Property and equipment	101,048	886,084
Less: Accumulated depreciation	(35,203)	(72,143)
Net Property and Equipment	65,845	813,941

Other Assets
Deposits	208,333
Intangible assets	115,000	115,000
Accumulated amortization	(23,640)	(19,806)
Net Other Assets	299,693	95,194

TOTAL ASSETS	$1,463,571	$1,933,449

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$113,394	$115,170
Accrued expenses	73,004	69,178
Bank overdraft	11,091	16,714
Notes payable	130,722	148,568
Total Current Liabilities	328,211	349,630

Long-Term Liabilities
Building loan, net of current portion	-	763,962
Total Long-Term Liabilities	-	763,962

Total Liabilities	328,211	1,113,592

Stockholders' Equity
Common stock -- $.001 par value; 200,000,000 shares authorized; 8,191,090 issued and outstanding	8,159	95,458
Additional paid-in capital	6,205,931	4,169,918
Accumulated deficit	(5,078,730)	(3,445,519)
Total Stockholders' Equity	1,135,360	819,857
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,463,571	$1,933,449

See accompanying notes to financial statements.

SOURCE DIRECT HOLDINGS, INC.

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	31-Dec-06	31-Dec-05	31-Dec-06	31-Dec-05

Revenues	$65,409	$70,601	$292,136	$129,977
Cost of Goods Sold	27,979	23,784	127,799	47,569
Gross Profit	37,430	46,817	164,337	82,408

General and admin. Expense	1,704,759	283,039	1,966,318	566,602

Loss from Operations	(1,667,329)	(236,222)	(1,801,981)	(484,194)

Interest expense	(1,344)	(23,017)	(6,378)	(39,266)
Gain on sale of building	-	-	175,148	-

Net Loss	$(1,668,673)	$(259,239)	$(1,633,211)	$(523,460)

Net Loss per share	(0.29)	(0.08)	(0.34)	(0.16)

Weighted average number of shares outstanding	5,742,045	3,301,224	4,780,187	3,249,448

See accompanying notes to financial statements.

SOURCE DIRECT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the six month periods ended December 31, 2006 and 2005
(Unaudited)

	Six Months Ended 31-Dec-06	Six Months Ended 31-Dec-05
Cash Flow Used for Operating Activities
Net Income (Loss)	$(1,633,211)	$(523,460)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	11,544	21,058
Amortization expense	3,834	3,834
Issued stock for services	1,920,714	-
(Gain)/loss on sale of property	(175,148)	-
(Increase)/decrease in trade receivables	33,414	63,639
(Increase)/decrease in inventory	(5,567)	(52,838)
(Increase)/decrease in prepaid expenses	(101,290)	154,504
(Increase)/decrease in deposits	(208,333)	-
Increase/(decrease) in accounts payable	(1,776)	(14,783)
Increase/(decrease) in accrued liabilities	(1,796)	23,786
Increase/(decrease) in income taxes payable	-	-
Net Cash Flows Used for Operating Activities	(157,615)	(324,260)

Cash Flows used for Investing Activities
Sale of property	926,664	-
Purchase equipment	(14,965)	(2,000)
Net Cash Flows Used for Investing Activities	911,699	(2,000)

Cash Flows used for Financing Activities
Proceeds from shareholder loans	-	305
Payments on shareholder loans	-	-
Net borrowing (payments) on long-term debt	(763,962)	(2,706)
Increase (decrease) in note payable	(17,846)	(7,000)
Proceeds from stock issuance	28,000	343,529
Net Cash Flows Used for Financing Activities	(753,808)	334,128

Net Increase / (Decrease in cash	276	7,868
Beginning Cash Balance	-	1,406

Ending Cash Balance	$276	$9,274

Supplemental Disclosures
Interest paid	$6,378	$39,266
Income taxes paid	-	-
Shares and share equivalents issued for expenses	-	-

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2006

(Unaudited)

Note 1

ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

Interim financial statements-The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of December 31, 2006. There has not been any change in the significant accounting policies of Source Direct Holdings, Inc., for the periods presented. The results of operations for the three and six month periods ended December 31, 2006, are not necessarily indicative of the results for a full-year period.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, filed with the Securities and Exchange Commission (the “SEC”).

Note 2

INVENTORY

Inventories are stated at lower of cost or market and consist of the following:

Raw Materials	$201,425
Finished Goods	137,038

Total Inventory	$338,463

Note 3

NOTES PAYABLE

The Company has borrowed funds for operating purposes from an individual pursuant to a note.  The terms of the note include principal of $50,000.  If the principal and interest was not paid within 60 days of June 15, 2005, the additional interest of 10% annually will be due on original amounts.  This note is currently in default.  The Company is working with the individual to make payment arrangements. The Company has made a payment to the individual during the quarter ended December 31, 2006.  The principle outstanding on this loan as of the date of this report was $44,722.

The Company has borrowed funds for operating purposes from another individual (a related party) in the amount of $56,000. The loan is unsecured, due on demand, and non-interest bearing.

The Company has borrowed funds for operating purposes from another individual (a related party) in the amount of $25,000. The loan is unsecured, due on demand, and non-interest bearing.

The Company has borrowed funds for operating purposes from another individual (a related party) in the amount of $5,000. The loan is unsecured, due on demand, and non-interest bearing.

Source Direct Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2006

(Unaudited)

Note 4

PROPERTY AND EQUIPMENT

Source Direct purchased a manufacturing facility in February 2005 located at 4323 Commerce Circle, Idaho Falls, Idaho. The property consists of approximately 3,780 square feet of office space, and approximately 10,000 square feet of warehouse and manufacturing space.  In August 2006, this manufacturing facility was sold.  Also in August 2006, the Company signed a new agreement to lease this facility for 60 months.  The lease agreement calls for monthly payments of $8,333.

Note 5

GOING-CONCERN

The Company has accumulated losses since inception totaling $5,078,730 as of December 31, 2006.  Financing for the Company’s activities to date has been provided primarily by the issuance of stock, by advances from Stockholders and by borrowing funds.  The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized. Because of these reasons, there is substantial doubt about the Company’s ability to continue as a going concern. Management plans are to continue the marketing of its principal products.  Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.

Note 6

DEVELOPMENT STAGE

The Company has been a development stage company in prior years.  The Company has since determined that it is no longer in the development stage.  The Company has established significant revenues and has developed its primary product line.

Note 7

REVERSE STOCK SPLIT AND STOCK ISSUANCES

On November 16, 2006, the Company’s Board of Directors and a majority of the Company’s shareholders approved a reverse split of its common stock on the basis of 1 share for each 25 shares outstanding. This stock split is reflected in the current year financial statements presented herein.

During November and December 2006, the Company issued a total of 4,115,196 shares of its common stock on a post-split basis for various services provided to the Company. These shares were valued at $1,692,714.  The Company also issued 94,000 shares (post split) for $28,000 in cash.

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

On October 14, 2003, GTCC and Source Direct, Inc., an Idaho corporation (“SDI”), entered into an Agreement and Plan of Merger (the “Merger”), under which a wholly owned subsidiary of GTCC was merged with and into SDI, with SDI being the surviving entity.  Under the agreement, we acquired 100% of the outstanding shares of SDI, in exchange for 63,030,000 shares of GTCC, making SDI our wholly owned subsidiary.  In connection with this transaction, we changed our name to Source Direct Holdings, Inc.

References in this report to the “Company” refer to Source Direct Holdings, Inc., and its subsidiary, Source Direct, Inc., unless otherwise stated.

SUMMARY OF OUR BUSINESS

In connection with the Merger, we acquired the formulas for two cleaning products. These products are Simply Wow® and Stain Pen®. The formulas for these products were developed by Deren Z. Smith, the President of Source Direct and one of its directors.  Kevin Arave, the Secretary/Treasurer of Source Direct and a director, also assisted in the funding for the development of the formulas.  Any and all rights and interests of these parties in and to the formulas or the trademarks were transferred to the Company for 11,500,000 shares each of SDI. These shares converted into 17,250,000 common shares of the Company as a result of the Merger. These shares were issued on a pre-split basis.

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

Simply WoW® Auto Care Kit

During the quarter ended December 31, 2006, we introduced our Simply WoW® Auto Care Kit. It is a sampling program that we anticipate will generate brand name recognition and market penetration. It is intended to allow consumers the ability to have cleaning items available in their vehicles. The kit contains 1.25 oz. samples of our cleaning products. We anticipate that the kit can be relabeled for motorcycles, RVs, and private labels for automotive distributorships.

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

During the quarter ended December 31, 2006, we entered into a contract with Capital Media Partners. Capital Media Partners is a media agency formed for the sole purpose of providing emerging growth companies access to effective marketing techniques and processes developed for Fortune 500 companies, coupled with mass media to build long term value in their enterprises and increase liquidity in their stock.

Primary Customers

For the six months ended December 31, 2006, a majority of the Company’s sales were to three different customers. A majority of these sales were for our Stain Pen® product. We received revenues through sales of our products by three divisions of Albertsons®: the Salt Lake division, the Denver division, and the Vacaville, California division. We believe that we have a good relationship with these divisions. Also, we have received orders from ATA Retail Services and recently we began shipments of our Stain Pen® product to Bed Bath and Beyond® retail outlets. Additionally, we have received purchase orders from additional divisions of Albertsons®.

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

Employees

As of the date of this Report, we had seven full time employees. A majority of our marketing and distribution efforts are handled through the distribution agreements noted above. Our production efforts are also mostly outsourced through our manufacturing arrangement.

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

Financial Condition and Changes in Financial Condition

Six Months ended December 31, 2006 and 2005

Revenues for the six months ended December 31, 2006, totaled $292,136. These revenues were primarily generated from purchase orders from various retail stores including Albertsons®, ATA Retail Services and the Flying J Travel Plaza chain. We anticipate receiving additional orders from these sources as well as from the other distribution agreements that are in place, but we can give no assurance that such sales will occur.  Our cost of goods sold for these sales totaled $127,799, which resulted in a gross profit margin of $164,337 or 56.3% of sales. Revenues for the prior year six month period totaled $129,977 with a gross margin of $82,408.

During the six month period, we sold our manufacturing facility to a third party and entered into a leasing arrangement for the property. We realized a net gain of $175,148 from this sale which is reflected in other income.

Operating expenses for the six months ended December 31, 2006, totaled $1,966,318. Compensation related expenses were $157,998. We incurred a non-cash charge of $139,875 for the issuance of shares of common stock for board of director services. Travel, advertising and marketing expenses incurred for product promotion and general business activities totaled $323,295 of which $122,440 were non-cash charges for issuances of common stock for services in lieu of cash. We incurred $44,673 consulting, legal and accounting related expenses as a result of various marketing efforts and expenses related to fulfilling our filing requirements with the SEC. We also incurred $1,200,000 in a non-cash charge for the issuance of common shares to officers of the Company for research and development expenses during the six month period. The remaining expenses were incurred for general business purposes.

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

Liquidity and Capital Resources:

Since inception to December 31, 2006, we have funded our operations primarily from the sale of securities and loans. However, as sales have continued to increase more of the revenues of the sales are use in the operations.

During the period from inception through December 31, 2006, we sold a total of 883,398 shares of our common stock on a post-split basis for total cash proceeds of $1,779,579. In addition, we issued 4,960,796 shares on a post-split basis for various services provided for the Company valued at $3,197,300. We have utilized the proceeds from these stock sales to fund our various marketing and promotion efforts and general business activities.

We have also funded our operations with loans from shareholders. As of December 31, 2006, we were indebted to these shareholders for a total amount of $130,722. The loans are unsecured, due on demand, and non-interest bearing.

The Company has borrowed funds for operating purposes from an individual pursuant to a note.  The terms of the note include principal of $50,000 and accrued interest.  If the principal and interest was not paid within 60 days of June 15, 2005, then additional interest of 10% annually will be due on original amounts. This note is currently in default. The Company is working with the individual to make payment arrangements and has made a $15,000 payment on this note on August 25, 2006. The balance of this loan is $44,722 as of December 31, 2006.

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

At December 31, 2006, we had $276 in cash balances and net working capital of $729,322.  Our cash requirements for the next twelve months will depend significantly on the number of purchase orders we receive for our products and our ability to secure financing for these orders.  We have entered into a factoring arrangement as noted above. We anticipate that we will be able to secure either a business loan or other form of financing for any purchase order that exceeds our current ability to fund internally.  However, we have no current agreements or arrangements which would provide such funding other than the factoring agreement.  We have also not negotiated the terms of any other forms of funding and cannot provide any assurance that the terms will be favorable for the Company.  We are also unable to predict the number of orders for our products, or if we receive additional orders, the amount of operating profit such orders would generate.  Therefore, we are unable to predict our future cash requirements until we secure additional purchase orders.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS #157, “Fair Value Measurements,” which replaces and amends various other pronouncements.  This statement establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other pronouncements that fair value is the relevant measurement attribute.  This pronouncement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption is allowed.  Management is in the process of evaluating the effect this pronouncement will have of the financial statements of the Company.

In September 2006, the FASB issued SFAS #158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans.”  This pronouncement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income.  Management does not expect this pronouncement to have a material effect on the Company’s results from operations or financial position because the Company does not have a defined benefit plan.

ITEM 3.  CONROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management and our board of directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

(b) Changes in Internal Controls. There was no change in the Company’s internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 16, 2006, the Company’s Board of Directors and a majority of the Company’s shareholders approved a reverse split of its common stock on the basis of 1 share for each 25 shares outstanding. This stock split is reflected in the current year financial statements presented herein.

The following share issuances were made on a pre-split basis:

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

As of June 30, 2005, 520,400 warrants had been exercised by a shareholder and shares have been issued.

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

The following share issuances were made on a post-split basis:

During November and December 2006, the Company issued a total of 4,115,196 shares of its common stock for various services provided to the Company. These shares were valued at $1,692,714.  The Company also issued 94,000 shares for $28,000 in cash.

For each of these transactions, the Company relied on an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933 and the regulations promulgated thereunder.

We have utilized the funds received from the stock sales for our various marketing and promotion efforts and general working capital and business activities.

ITEM 5. OTHER INFORMATION

Both Deren Smith and Kevin Arave, directors and officers of the Company and the Subsidiary, received 11,500,000 shares each for transferring to the Subsidiary the formulas and related rights used by the Subsidiary.  These shares were converted into 17,250,000 shares each of the common stock of the parent upon consummation of the Merger. The transfer of these assets was not transacted at arms length because both parties were the only directors of the Subsidiary at the time of the transaction.  Messrs. Smith and Arave are both founders of the Subsidiary. The above shares were issued on a pre-split basis. On November 16, 2006, the Company issued an additional 1,200,000 shares of its common stock on a post-split basis to each Deren Smith and Kevin Arave for research and development of new products. These services were valued at $1,200,000.

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

(Registrant) Source Direct Holdings, Inc.

Date: February 22, 2007	By: /s/ Deren Z. Smith
Deren Z. Smith, President (Principal executive officer)

Date: February 22, 2007	By: /s/ Kevin Arave
Kevin Arave, Treasurer (Principal financial officer and Principal accounting officer)