Form 10QSB
period 2007-03-31
SOURCE DIRECT HOLDINGS INC
filed 2007-05-21
CIK 1083661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2007

COMMISSION FILE NUMBER     333-69414

SOURCE DIRECT HOLDINGS, INC.

 (Exact name of registrant as specified in charter)

Nevada	20-0858264
(State of jurisdiction of incorporation)	(IRS Employer Identification No.)

4323 Commerce Circle, Idaho Falls, Idaho	83401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(877) 529-4114

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 21, 2007, the Company had outstanding 8,191,091 shares of its common stock, no par value.

Transitional Small Business Disclosure Format (check one):     Yes ☐         No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

Source Direct Holdings, Inc.

Condensed Consolidated Balance Sheets

March 31, 2007

	31-Mar-07	30-Jun-06
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Accounts receivable	30,674	50,829
Inventory	339,075	332,896
Prepaid expenses	663,510	640,589
Total Current Assets	1,033,259	1,024,314

Property and Equipment
Property and equipment	101,048	886,084
Less: Accumulated depreciation	(38,947)	(72,143)
Net Property and Equipment	62,101	813,941

Other Assets
Deposits	208,333	-
Intangible assets	115,000	115,000
Accumulated amortization	(25,557)	(19,806)
Net Other Assets	297,776	95,194

TOTAL ASSETS	$1,393,136	$1,933,449

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$128,173	$115,170
Accrued expenses	89,630	69,178
Bank Overdraft	14,839	16,714
Notes payable	284,222	148,568
Total Current Liabilities	516,863	349,630

Long-Term Liabilities
Building loan, net of current portion	-	763,962
Total Long-Term Liabilities	-	763,962

Total Liabilities	516,863	1,113,592

Stockholders' Equity
Common stock -- $.001 par value; 200,000,000 shares authorized; 8,191,091 issued and outstanding, respectively	8,159	95,458
Additional paid-in capital	6,205,931	4,169,918
Accumulated deficit	(5,337,817)	(3,445,519)
Total Stockholders' Equity	876,273	819,857
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,393,136	$1,933,449

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended 31-Mar-07	For the Three Months Ended 31-Mar-06	For the Nine Months Ended 31-Mar-07	For the Nine Months Ended 31-Mar-06

Revenues	$76,833	$137,603	$368,969	$267,581
Cost of goods sold	37,080	48,790	164,878	96,359
Gross Profit	39,753	88,813	204,091	171,222

General and administrative expense	258,036	182,549	2,264,854	749,151

Income (Loss) from Operations	(218,283)	(93,736)	(2,060,763)	(577,929)

Other Income	-		175,148	-
Interest expense	(356)	(18,387)	(6,734)	(57,652)

Net Income (Loss)	$(218,639)	$(112,123)	$(1,892,349)	$(635,581)

Net Loss per share	$(0.027)	$(0.001)	$(0.231)	$(0.008)

Weighted Average Number of shares outstanding	8,191,091	84,543,531	8,191,091	82,404,526

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine-month periods ended March 31, 2007 and 2006

(Unaudited)

	For the Nine Months Ended 31-Mar-07	For the Nine Months Ended 31-Mar-06
Cash Flow Used for Operating Activities
Net Income (Loss)	$(1,892,350)	$(112,121)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	15,288	10,529
Amortization expense	5,751	1,917
Stock issued for services	-	23,678
(Increase)/decrease in trade receivables	20,155	(43,663)
(Increase)/decrease in inventory	(6,179)	(13,171)
(Increase)/decrease in deposits	(208,333)	-
(Increase)/decrease in prepaid expenses	(22,921)	(12,544)
Increase/(decrease) in accounts payable	13,055	(19,627)
Increase/(decrease) in accrued liabilities	18,577	(28,678)
Increase/(decrease) in income taxes payable	-	-
Net Cash Flows Used for Operating Activities	(2,056,957)	(193,680)

Cash Flows used for Investing Activities
Sale of Property	751,516	-
Purchase equipment	(14,965)	-
Net Cash Flows Used for Investing Activities	736,551	-

Cash Flows used for Financing Activities
Proceeds from shareholder loans	-	75,600
Payments on shareholder loans	-	(600)
Net borrowing (payments) on long-term debt	(763,962)	(862)
Increase (decrease) in note payable	135,654	-
Proceeds from stock issuance	1,948,714	113,000
Net Cash Flows Used for Financing Activities	1,320,406	187,138

Net Increase / (Decrease in cash	-	(6,542)
Beginning Cash Balance	-	9,274

Ending Cash Balance	$-	$2,732

Supplemental Disclosures
Interest paid	$190	$18,386
Income taxes paid	$-	$-
Shares and share equivalents issued for expenses	$-	$416,210

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

Note 1

ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

Interim financial statements- The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2007. There has not been any change in the significant accounting policies of Source Direct Holdings, Inc., for the periods presented. The results of operations for the three and nine month periods ended March 31, 2007, are not necessarily indicative of the results for a full-year period.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, filed with the Securities and Exchange Commission (the “SEC”).

Note 2

INVENTORY

Inventories are stated at lower of cost or market and consist of the following:

Raw Materials	$183,100
Finished Goods	155,975
Total Inventory	$339,075

Note 3

ISSUANCE OF COMMON SHARES AND WARRANTS

During the period from January 1, 2007, through March 31, 2007, no additional stock or warrants were issued.

Note 4

NOTES PAYABLE

The company has borrowed funds for operating purposes from an individual pursuant to a note.  The terms of the note include principal of $50,000 and interest of $3,763.  If the principal and interest was not paid within 60 days of 6/15/05, the additional interest of 10% annually will be due on original amounts.  This note is currently in default.  The Company is working with the individual to make payment arrangements.  The principle outstanding on this loan as of the date of this report was $44,722.34

The Company has borrowed funds for operating purposes from another individual in the amount of $123,000. The loan is unsecured, due on demand, and non-interest bearing.

The Company has borrowed funds for operating purposes from another individual in the amount of $5,000. The loan is unsecured, due on demand, and non-interest bearing.

The Company has borrowed funds for operating purposes from another individual in the amount of $71,000. The loan is unsecured, due on demand, and non-interest bearing.

The Company has borrowed funds for operating purposes from another individual in the amount of $40,500. The loan is unsecured, due on demand, and non-interest bearing.

Note 5

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

Note 6

GOING-CONCERN

The Company has accumulated losses since inception totaling $5,337,817 and was still developing operations as of March 31, 2007.  Financing for the Company’s activities to date has been provided primarily by the issuance of stock, by advances from Stockholders and by borrowing funds.  The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized.  Management plans are to continue the development of its principal operations.  Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.

Note 7

DEVELOPMENT STAGE

The Company has been a development stage company in prior years.  The Company has since determined that it is no longer in the development stage.  The Company has established significant revenues and has developed its primary product line.

Note 8

REVERSE STOCK SPLIT AND STOCK ISSUANCES

On November 16, 2006, the Company’s Board of Directors and majority of the Company’s shareholders approved a reverse split of its common stock on the basis of 1 share for each 25 shares outstanding.  This stock split is reflected in the current year financial statements presented herein.

During November and December 2006, the Company issued a total of 4,209,196 shares of its common stock on a post-split basis for various services provided to the Company.  These shares were valued at $1,720,714.

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

SUMMARY OF OUR BUSINESS

In connection with the Merger, we acquired the formulas for two cleaning products. These products are Simply Wow® and Stain Pen®. The formulas for these products were developed by Deren Z. Smith, the President of the Company and one of its directors.  Kevin Arave, the Secretary/Treasurer of Source Direct and a director, also assisted in the funding for the development of the formulas.  Any and all rights and interests of these parties in and to the formulas or the trademarks were transferred to the Company for 11,500,000 shares each of SDI. These shares converted into 17,250,000 common shares of the Company as a result of the Merger. These shares were issued on a pre-split basis.

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

INDUSTRIAL PRODUCTS

Simply WoW® Industrial Cleaner

The Simply WoW® Industrial Cleaner has been designed to remove grease, oil, wax, tar, and dirt, and to meet other industrial cleaning needs. It is a highly concentrated cleaning solution that can be diluted up a 40:1 ratio. The following are what we believe to be specific advantages of using the Wow Industrial Cleaner:

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

•      Koval Marketing Association

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

In May 2007, we entered into a representative agreement with Koval Marketing Association (KMA), a full service sales, service, and marketing company, established in 1982 that is today the largest representative in their field in the Western United States. KMA will be responsible for expanding our sales force to better serve our factories and customers.

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

Our internal marketing staff has also expanded our distribution into the Home Shopping Network catalogue, Improvements. Home Shopping Network is a global, multi-channel retailer reaching more than 85 million U.S. households. Management believes this will offer greater distribution opportunities with this mega-retailer, as HSN expands its catalogue portfolio through numerous acquisitions currently under way.

Our Stain Pen® product has also been featured in the popular LTD Commodities Catalog, which is known for shopping the world in order to sell the best merchandise from house wares, gifts, toys and apparel.

We also have a relationship with ATA Retail Services, Inc. ATA Retail Services is a privately owned, national company with 15 years in operation as a supplier of full-service merchandising programs to over 6,500 stores in 48 states, including the country's three largest supermarket chains, many regional supermarket chains and numerous drug stores. ATA Retail Services is headquartered in the San Francisco Bay area, employing more than 1,000 people.

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

In April 2007, we announced that Simply WoW® will sponsor Roush Fenway Racing's No. 99 Ford Fusion in the ARCA RE/MAX Series at Kansas Speedway on April 27, 2007, and at Kentucky Speedway on May 12, 2007.

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

In May 2007, we announced that Simply WoW® added one more venue that will further increase brand name awareness by entering the World Series of Off Road Racing. Simply WoW®, is a new entry in Off Road Racing, and Probst Motor sports, having over 190 Career Victories and 16 Class championships, have teamed up for the 2007 season. We will debut the Simply WoW® Off Road Racing team at the inaugural WSORR event in Owatonna, MN, May 19th through September 23, 2007.

OTHER AGREEMENTS

During the quarter ended March 31, 2006, we entered into agreements with four firms for professional services including corporate governance guidance, legal services, public relations and development of business and marketing support. These agreements provide for the issuance of shares and warrants of our common stock in lieu of cash payments for the services rendered. The agreements are for a period of 2 years.

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

Primary Customers

For the nine months ended March 31, 2007, a majority of the Company’s sales were to three different customers. A majority of these sales were for our Stain Pen® product. We received revenues through sales of our products by three divisions of Albertsons®: the Salt Lake division, the Denver division, and the Vacaville, California division. We believe that we have a good relationship with these divisions. Also, we have received orders from ATA Retail Services and recently we began shipments of our Stain Pen® product to Bed Bath and Beyond® retail outlets. Additionally, we have received purchase orders from additional divisions of Albertsons®.

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

Financial Condition and Changes in Financial Condition

Nine Months ended March 31, 2007 and 2006

Revenues for the nine months ended March 31, 2007, totaled $368,969. These revenues were primarily generated from purchase orders from various retail stores including Albertsons®, ATA Retail Services and the Flying J Travel Plaza chain. We anticipate receiving additional orders from these sources as well as from the other distribution agreements that are in place, but we can give no assurance that such sales will occur.  Our cost of goods sold for these sales totaled $164,878, which resulted in a gross profit margin of $204,091 or 55.3% of sales. Revenues for the prior year nine month period totaled $267,581 with a gross margin of $171,222.

During the nine month period, we sold our manufacturing facility to a third party and entered into a leasing arrangement for the property. We realized a net gain of $175,148 from this sale which is reflected in other income.

Operating expenses for the nine months ended March 31, 2007, totaled $2,264,854. Compensation related expenses were $232,260. We incurred a non-cash charge of $139,875 for the issuance of shares of common stock for board of director services. Travel, advertising and marketing expenses incurred for product promotion and general business activities totaled $422,600 of which $122,440 were non-cash charges for issuances of common stock for services in lieu of cash. We incurred $72,853 consulting, legal and accounting related expenses as a result of various marketing efforts and expenses related to fulfilling our filing requirements with the SEC. We also incurred $1,200,000 in a non-cash charge for the issuance of common shares to officers of the Company for research and development expenses during the nine month period. The remaining expenses were incurred for general business purposes.

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

Liquidity and Capital Resources:

Since inception to March 31, 2007, we have funded our operations primarily from the sale of securities and loans. However, as sales have continued to increase, more of the revenues of the sales are used in the operations.

During the period from inception through March 31, 2007, we sold a total of 883,398 shares of our common stock on a post-split basis for total cash proceeds of $1,779,579. In addition, we issued 4,960,796 shares on a post-split basis for various services provided for the Company valued at $3,197,300. We have utilized the proceeds from these stock sales to fund our various marketing and promotion efforts and general business activities.

We have also funded our operations with loans from shareholders and other individuals. As of March 31, 2007, we were indebted to these note holders for a total amount of $239,500. The loans are unsecured, due on demand, and non-interest bearing.

The Company has borrowed funds for operating purposes from an individual pursuant to a note.  The terms of the note include principal of $50,000 and accrued interest. If the principal and interest was not paid within 60 days of June 15, 2005, then additional interest of 10% annually will be due on original amounts. This note is currently in default. The Company is working with the individual to make payment arrangements and has made a $15,000 payment on this note on August 25, 2006. The balance of this loan is $44,722 as of March 31, 2007.

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

At March 31, 2007, we had $0 in cash balances and net working capital of $516,396.  Our cash requirements for the next twelve months will depend significantly on the number of purchase orders we receive for our products and our ability to secure financing for these orders.  We have entered into a factoring arrangement as noted above. We anticipate that we will be able to secure either a business loan or other form of financing for any purchase order that exceeds our current ability to fund internally.  However, we have no current agreements or arrangements which would provide such funding other than the factoring agreement.  We have also not negotiated the terms of any other forms of funding and cannot provide any assurance that the terms will be favorable for the Company.  We are also unable to predict the number of orders for our products, or if we receive additional orders, the amount of operating profit such orders would generate.  Therefore, we are unable to predict our future cash requirements until we secure additional purchase orders.

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

ITEM 3.  CONROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management and our board of directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon the evaluation, required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at such date.

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

ITEM 6. EXHIBITS

a.  Exhibits

10.1

Representative Agreement with Koval Marketing Associates.

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

(Registrant) Source Direct Holdings, Inc.

Date: May 21, 2007	By: /s/ Deren Z. Smith
Deren Z. Smith, President (Principal executive officer)

Date: May 21, 2007	By: /s/ Kevin Arave
Kevin Arave, Treasurer (Principal financial officer and Principal accounting officer)