Form 10QSB/A
period 2007-03-31
SOURCE DIRECT HOLDINGS INC
filed 2007-06-21
CIK 1083661

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

PART I

ITEM 1. FINANCIAL STATEMENTS

Source Direct Holdings, Inc.

Condensed Consolidated Balance Sheets

March 31, 2007

	31-Mar-07	30-Jun-06
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Accounts receivable	28,877	50,829
Inventory	339,075	332,896
Prepaid expenses	663,510	640,589
Total Current Assets	1,031,462	1,024,314

Property and Equipment
Property and equipment	101,048	886,084
Less: Accumulated depreciation	(38,947)	(72,143)
Net Property and Equipment	62,101	813,941

Other Assets
Deposits	208,333	-
Intangible assets	115,000	115,000
Accumulated amortization	(25,557)	(19,806)
Net Other Assets	297,776	95,194

TOTAL ASSETS	$1,391,339	$1,933,449

See accompanying notes to financial statements

Source Direct Holdings, Inc.

Condensed Consolidated Balance Sheets

March 31, 2007

(continued)

	31-Mar-07	30-Jun-06
	(Unaudited)	(Audited)
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$136,506	$115,170
Accrued expenses	90,216	69,178
Bank Overdraft	14,839	16,714
Notes payable	243,722	148,568
Deferred gain on sale of building, current portion	35,030	-
Total Current Liabilities	520,313	349,630

Long-Term Liabilities
Building loan, net of current portion	-	763,962
Deferred gain on sale of building, net of current portion	119,685
Total Long-Term Liabilities	119,685	763,962

Total Liabilities	639,998	1,113,592

Stockholders' Equity
Common stock -- $.001 par value; 200,000,000 shares authorized; 8,191,091 and 3,818,329 issued and outstanding, respectively	8,191	3,818
Additional paid-in capital	6,205,899	4,261,558
Accumulated deficit	(5,462,749)	(3,445,519)
Total Stockholders' Equity	751,341	819,857
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,391,339	$1,933,449

See accompanying notes to financial statements

Source Direct Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended 31-Mar-07	For the Three Months Ended 31-Mar-06	For the Nine Months Ended 31-Mar-07	For the Nine Months Ended 31-Mar-06

Revenues	$117,849	$137,603	$409,985	$267,581
Cost of goods sold	37,877	48,790	165,676	96,359
Gross Profit	79,972	88,813	244,309	171,222

General and administrative expense	299,061	182,549	2,253,702	749,151

Income (Loss) from Operations	(219,089)	(93,736)	(2,009,393)	(577,929)

Interest expense	(1,459)	(18,387)	(7,837)	(57,652)

Net Income (Loss)	$(220,548)	$(112,123)	$(2,017,230)	$(635,581)

Net Loss per share	$(0.027)	$(0.001)	$(0.231)	$(0.008)

Weighted Average Number of shares outstanding	8,191,091	3,422,578	5,900,557	3,306,316

See accompanying notes to financial statements

Source Direct Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine-month periods ended March 31, 2007 and 2006

(Unaudited)

	For the Nine Months Ended 31-Mar-07	For the Nine Months Ended 31-Mar-06
Cash Flow Used for Operating Activities
Net Income (Loss)	$(2,017,230)	$(635,581)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	15,288	31,587
Amortization expense	5,751	5,751
(Gain)/loss on sale of property	(20,434)
Stock issued for services	1,920,714	23,678
(Increase)/decrease in trade receivables	21,952	19,976
(Increase)/decrease in inventory	(6,179)	(66,009)
(Increase)/decrease in deposits	(208,333)	-
(Increase)/decrease in prepaid expenses	(22,921)	141,960
Increase/(decrease) in accounts payable	21,336	(34,410)
Increase/(decrease) in accrued liabilities	21,038	(4,892)
Increase/(decrease) in bank overdraft	(1,873)	-
Net Cash Flows Used for Operating Activities	(270,891)	(517,940)

Cash Flows used for Investing Activities
Sale of Property	926,664	-
Purchase equipment	(14,965)	(2,000)
Net Cash Flows Used for Investing Activities	911,699	(2,000)

Cash Flows used for Financing Activities
Proceeds from shareholder loans	-	75,905
Payments on shareholder loans	-	(600)
Net borrowing (payments) on long-term debt	(763,962)	(3,568)
Increase (decrease) in note payable	95,154	(7,000)
Proceeds from stock issuance	28,000	456,529
Net Cash Flows Used for Financing Activities	640,808	521,266

Net Increase / (Decrease in cash	-	1,326
Beginning Cash Balance	-	1,406

Ending Cash Balance	$-	$2,732

Supplemental Disclosures
Interest paid	$190	$18,386
Income taxes paid	$-	$-
Shares and share equivalents issued for expenses	$-	$416,210

See accompanying notes to financial statements

Source Direct Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

Note 1

ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

Interim financial statements- The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2007. There has not been any change in the significant accounting policies of Source Direct Holdings, Inc. for the periods presented. The results of operations for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the results for a full-year period.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006 filed with the Securities and Exchange Commission (the “SEC”).

Note 2

INVENTORY

Inventories are stated at lower of cost or market and consist of the following:

Raw Materials	$183,100
Finished Goods	155,975
Total Inventory	$339,075

Note 3

NOTES PAYABLE

The company has borrowed funds for operating purposes from an individual pursuant to a note.  The terms of the note include principal of $ 50,000 and interest of $3,763.  If the principal and interest was not paid within 60 days of 6/15/05, the additional interest of 10% annually will be due on original amounts.  This note is currently in default.  The Company is working with the individual to make payment arrangements.  The principle outstanding on this loan as of the date of this report was $44,722.34

The Company has borrowed funds for operating purposes from another individual in the amount of $123,000. The loan is unsecured, due on demand, and non-interest bearing.

The Company has borrowed funds for operating purposes from another individual in the amount of $5,000. The loan is unsecured, due on demand, and non-interest bearing.

The Company has borrowed funds for operating purposes from another individual in the amount of $71,000. The loan is unsecured, due on demand, and non-interest bearing.

Note 4

PROPERTY AND EQUIPMENT

Source Direct purchased a manufacturing facility in February 2005 located at 4323 Commerce circle, Idaho Falls, Idaho.  The property consists of approximately 3,780 square feet of office space, and approximately 10,000 square feet of warehouse and manufacturing space.  In August 2006, this manufacturing facility was sold.  Also in August 2006, the Company signed a new agreement to lease this facility for 60 months.  The lease agreement calls for minimum monthly payments of $8,333.  A net gain of $175,148 from this sale of which the Company has recognized $20,434 for the nine months ended March 31, 2007, This gain is recognized as a reduction to rent expense.  The remaining balance will be deferred and recognized in future periods as per the guidance found in SFAS 13.

Note 5

GOING-CONCERN

The Company has accumulated losses since inception totaling $5,462,749 and is still developing operations as of March 31, 2007.  Financing for the Company’s activities to date has been provided primarily by the issuance of stock, by advances from Stockholders and by borrowing funds.  The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized.  Management plans are to continue the development of its principal operations.  Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.

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

Note 8

      IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

SFAS 159 – In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur.  SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position.  Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted.  The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition, but it is not expected to have a significant impact since the Company does not engage in many of the items identified in the Statement.

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

In April 2007, we announced that Simply WoW® will sponsor Roush Fenway Racing's No. 99 Ford Fusion in the ARCA RE/MAX Series at Kansas Speedway on April 27, 2007 and at Kentucky Speedway on May 12, 2007.

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

In May 2007, we announced that Simply WoW® added one more venue that will further increase brand name awareness by entering the World Series of Off Road Racing. Simply WoW®, is a new entry in Off Road Racing, and Probst Motor sports, having over 190 Career Victories and 16 Class championships, have teamed up for the 2007 season. We will debut the Simply WoW® Off Road Racing team at the inaugural WSORR event in Owatonna, MN in a few weeks.

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

Financial Condition and Changes in Financial Condition

Nine Months ended March 31, 2007 and 2006

Revenues for the nine months ended March 31, 2007, totaled $409,985. These revenues were primarily generated from purchase orders from various retail stores including Albertsons®, ATA Retail Services and the Flying J Travel Plaza chain. We anticipate receiving additional orders from these sources as well as from the other distribution agreements that are in place, but we can give no assurance that such sales will occur.  Our cost of goods sold for these sales totaled $165,676, which resulted in a gross profit margin of $244,309 or 59.6% of sales. Revenues for the prior year nine month period totaled $267,581 with a gross margin of $171,222.

During the nine month period, we sold our manufacturing facility to a third party and entered into a leasing arrangement for the property. We realized a net gain of $175,148 from this sale of which the Company has recognized $20,434 for the nine months ended March 31, 2007, This gain is recognized as a reduction to rent expense.  The remaining balance will be deferred and recognized in future periods as per the guidance found in SFAS 13.

Operating expenses for the nine months ended March 31, 2007, totaled $2,253,702. Compensation related expenses were $232,260. We incurred a non-cash charge of $139,875 for the issuance of shares of common stock for board of director services. Travel, advertising and marketing expenses incurred for product promotion and general business activities totaled $422,600 of which $122,440 were non-cash charges for issuances of common stock for services in lieu of cash. We incurred $72,853 consulting, legal and accounting related expenses as a result of various marketing efforts and expenses related to fulfilling our filing requirements with the SEC. We also incurred $1,200,000 in a non-cash charge for the issuance of common shares to officers of the Company for research and development expenses during the nine month period. The remaining expenses were incurred for general business purposes.

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

We have also funded our operations with loans from shareholders and other individuals. As of March 31, 2007 we were indebted to these note holders for a total amount of $243,722. The loans are unsecured, due on demand, and non-interest bearing.

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

At March 31, 2007, we had $0 in cash balances and net working capital of $511,149.  Our cash requirements for the next twelve months will depend significantly on the number of purchase orders we receive for our products and our ability to secure financing for these orders.  We have entered into a factoring arrangement as noted above. We anticipate that we will be able to secure either a business loan or other form of financing for any purchase order that exceeds our current ability to fund internally.  However, we have no current agreements or arrangements which would provide such funding other than the factoring agreement.  We have also not negotiated the terms of any other forms of funding and cannot provide any assurance that the terms will be favorable for the Company.  We are also unable to predict the number of orders for our products, or if we receive additional orders, the amount of operating profit such orders would generate.  Therefore, we are unable to predict our future cash requirements until we secure additional purchase orders.

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

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur.  SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position.  Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted.  The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition, but it is not expected to have a significant impact since the Company does not engage in many of the items identified in the Statement.

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

(Registrant) Source Direct Holdings, Inc.

Date: June 21, 2007	By: /s/ Deren Z. Smith
Deren Z. Smith, President (Principal executive officer)

Date: June 21, 2007	By: /s/ Kevin Arave
Kevin Arave, Treasurer (Principal financial officer and Principal accounting officer)