Form 10KSB
period 2007-06-30
SOURCE DIRECT HOLDINGS INC
filed 2007-10-15
CIK 1083661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

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

Yes  ☐      No  ☒

State issuer's revenues for its most recent fiscal year: $426,259.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of October 10, 2007, the aggregate market price of the voting stock held by non-affiliates was approximately $1,350,072.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 10, 2007, the Company had outstanding 8,589,484 shares of its common stock, par value $0.001 per share.

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

Additionally, the Company has developed new products based on the formulas acquired.

We have applied for the trademarks to all of our products but have not made application for any patents. Management believes it would be difficult, if not impossible, to duplicate the formulas for the Company’s products. We maintain confidentiality agreements with all parties who have access to the formulas.  Nevertheless, there is no assurance that someone could not duplicate the formulas and directly compete with the company.  The cost of litigating the issue of illegal competition may preclude us from being able to protect the secrecy of the formulas.

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

Odors are caused by organisms that send off molecules that your nose detects. Air fresheners try to overpower the odor by covering it up. Fabric refreshers try to remove the odor, but Simply WoW® Odor Annihilator® goes further by removing the source of the odor so that it doesn't return.  Typical odor control consists of perfumes or other masking agents that are applied to hide the odor.  This, however, does not decrease the odor itself, but adds to it in an effort to make it less objectionable.  Unfortunately, the odor often becomes overpowering, or only less objectionable than before.  Odor Annihilator® annihilates the source of the odor first by applying a fast-acting neutralizer that binds the odor-causing molecules.  This reduces their volatility and prevents them from becoming airborne.  Then, a special select bacteria degrades the odor-causing molecules, destroying them by converting them into microbial cell components, carbon dioxide and water, thereby eliminating the odor at its source.

Simply WoW® Laundry Detergent

We recently introduced the Simply WoW® Laundry Detergent into the market and have applied for a trademark. Simply WoW® Laundry Detergent will join Source Direct's family of all-organic, biodegradable cleaning products used in everyday "green" living.

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

Simply WoW® for Motorcycles

We recently introduced Simply WoW® for Motorcycles into the market. We now offer a new, green cleaning product for the motorcycle industry. We introduced Simply WoW® for motorcycles at the 67th Annual Motorcycle Rally in Sturgis, SD August 6 -12th. We believe it is great for all motorcycle paint jobs because it is all organic, restores factory shine and removes bugs. It is safe for virtually all surfaces including black chrome and aftermarket window tint. It contains no harmful agents such as acid, hexane, silicone or petroleum distillates.

INDUSTRIAL PRODUCTS

Simply WoW® Industrial Cleaner

The Wow Industrial Cleaner has been designed to remove grease, oil, wax, tar, and dirt, and to meet other industrial cleaning needs. It is a highly concentrated cleaning solution that can be diluted up a 40:1 ratio. The following are what we believe to be specific advantages of using the Wow Industrial Cleaner:

•

Safe and effective

•

Biodegradable

•

Non-abrasive

•

Non-flammable

•

Industrial strength

PRODUCT PRODUCTION

We currently produce our products in-house. We also have agreed with other production facilities to help in manufacturing of our products, in the event we could not produce anticipated future needs.  We also believe other production facilities are available if needed to meet any demand for production. We also believe sufficient quantities of raw materials for our products are reasonably available such that production would not be unreasonably delayed, although we do not have any contracts for production of these raw materials. We have not secured any form of financing for significant production of our products. We will attempt to secure funding either from private sources or through a bank loan or some other form of financing arrangement. In June 2006, the Company entered into an agreement to factor a portion of its receivables to enable the quicker receipt of cash for sales on account.  This factoring agreement was terminated on July 28, 2007. There is no assurance that we will be able to obtain any additional sources of financing, or that if we could obtain it that the financing terms would be favorable to the company.

Since inception, we have spent approximately $1,871,902 on research and development of the business, our products, and our marketing strategy.

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

The Daymon Associates broker contract designates Daymon Associates, Inc., as the exclusive sales agent and broker in connection with all sales and/or contracts for merchandise designated to Costco® Warehouses in the following regions:

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

Under the Daymon Associates agreement, Daymon agreed to devote its efforts to the sale of the Company's products during the term of the agreement, which is one year, with automatic one-year renewals unless terminated by either party on 90 days' written notice.  The current term of the Daymon Associates agreement expired April 11, 2007, subject to the automatic renewal. Subsequent to the expiration of this agreement we have a verbal agreement to renew this arrangement for an extended period of time.  Daymon agreed to provide weekly sales data, by location, as well as analytical reviews of such data. Daymon agreed to devote adequate facilities and personnel to perform the services required in the Agreement.

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

In December 2006, we entered into a representative agreement with Koval Marketing Association (KMA), a full service sales, service, and marketing company, established in 1982 that is today the largest representative in their field in the Western United States. KMA will be responsible for expanding our sales force to better serve our factories and customers.

In addition to the above agreements, we also utilize internal marketing efforts to advertise and distribute our products.

Our internal marketing staff recently entered into a verbal arrangement with Bi-Mart Membership Discount Stores for the distribution of our products. We do not have any formal agreements with Bi-Mart and they are not obligated to purchase any of our products. The Company has begun shipments of our proprietary 3-ounce Stain Pen® to all Bi-Mart Membership Discount Stores throughout the northwest region.

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

During the quarter ended June 30, 2006, Source Direct received an initial purchase order for our Stain Pen® product by one of America's larger corporations, Bed Bath & Beyond, with over 700 retail outlets that specialize in domestic merchandise. The product was shipped in June 2006. Since that initial shipment, Bed Bath & Beyond has continued to request and receive additional shipments of our Stain Pen® product.

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

In April 2007, we announced that Simply WoW® would sponsor Roush Fenway Racing's No. 99 Ford Fusion in the ARCA RE/MAX Series at Kansas Speedway on April 27, 2007, and at Kentucky Speedway on May 12, 2007.  We believe that this sponsorship gives our brand name products greater visibility in the automotive arena.

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

In August 2007, we introduced Simply WoW® for motorcycles at the 67th Annual Motorcycle Rally in Sturgis, SD. The Sturgis Motorcycle Rally traditionally attracts more than 450,000 motor cyclists and has grown to become one of the largest motorcycle events. Enthusiasts are drawn to the unique combination of scenic riding, entertainment and camaraderie with fellow bikers.

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

In August 2006, we entered into a factoring arrangement with Riviera Finance. The agreement allows the Company to receive financing in advance of the collection of certain accounts receivable that are acceptable to Riviera Finance. The accounts that are financed are pledged as collateral for the loans. The agreement was for six months and was automatically renewable for additional six month terms unless cancelled by either party. This agreement was terminated on July 28, 2007.

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

Primary Customers

For the year ended June 30, 2007, a majority of the Company’s sales were to three different customers. A majority of these sales were for our Stain Pen® product. We received revenues through sales of our products by three divisions of Albertsons®: the Salt Lake division, the Denver division, and the Vacaville, California division. We believe that we have a good relationship with these divisions. Also, we have received orders from ATA Retail Services and recently we began shipments of our Stain Pen® product to Bed Bath and Beyond® retail outlets. Additionally, we have received purchase orders from additional divisions of Albertsons®.

We continue to develop many different outlets for our unique line of products.  Our Odor Annihilator®, has been accepted for distribution to over 5,000 major retail outlets nationwide via the highly successful ATA Retail Services network.

In September 2007, we received an initial purchase order for Simply WoW® Cleaner and Degreaser, Simply WoW® Stain Pen® and Simply WoW® Laundry Detergent for delivery by September 15, 2007, to Intermountain Natural LLC of Idaho Falls, Idaho. All three products will be private labeled and shipped to Intermountain Natural and its 14,000 distributors for retail sales.

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

Employees

As of the date of this Report, we had five full time employees. A majority of our marketing and distribution efforts are handled through the distribution agreements noted above. Our production efforts are also mostly outsourced through our manufacturing arrangement.

Risk Factors

The short- and long-term success of Source Direct Holdings, Inc., is subject to certain risks, many of which are substantial in nature and outside the control of the Company.  You should consider carefully the following risk factors, in addition to other information contained herein.  All forward-looking statements contained herein are deemed by us to be covered by and to qualify for the safe harbor protection provided by Section 21E of the Private Securities Litigation Reform Act of 1995.  When used in this Report, words such as “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.  Additionally, statements relating to our marketing plans and strategies, product development plans, business growth, and other related business projects may also include forward-looking statements.  You should understand that several factors govern whether any forward-looking statement contained herein will or can be achieved.  Any one of those factors could cause actual results to differ materially from those projected herein.  These forward-looking statements include plans and objectives of management for future operations, including the strategies, plans and objectives relating to the products and the future economic performance of the Company and its subsidiary discussed above.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by Source Direct Holdings or any other person that the objectives or plans of the Company will be achieved.  Source Direct disclaims any obligation or intention to update any forward-looking statement.

The financial statements of the Company include a "Going Concern" Limitation.

The financial statements of the Company have been prepared based upon the assumption that it will achieve a level of profitable operations and/or obtain additional financing.  The Company has not yet established a source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  Since inception and through June 30, 2007, it has had accumulated losses totaling $7,434,189.  If the Company is unable to generate revenues or obtain additional financing prior to the use of its current cash resources, it may be required to cease operations.

The Company is a developing company and may require additional funding.

The Company has only recently commenced its principal business operations. It has experienced significant losses since inception and has generated only limited revenues.  There is no assurance that it will ever achieve full operations or that it will ever be profitable.  Further, there is no assurance that the cash funds of the Company will be sufficient to continue operations or to meet its cash requirements for the near future.  The Company likely will require further funding.  It presently has no agreements or arrangements for such additional funding.  If such funding is not obtained, the Company could be required to severely cut back or cease operations. Additionally, such funding could involve our issuing additional shares of our common stock or debt instruments that are convertible into shares of our common stock. Any issuances of additional shares will result in dilution of the interests of our shareholders.

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

Although the common stock of the Company is quoted on the OTC Bulletin Board under the ticker symbol SODH.OB, there is only limited trading of the stock and no assurance that trading volume will increase in the future. Therefore, the nature of the Company's common stock is extremely illiquid.  The shares of the Company are appropriate only for an investor who has no need for liquidity in the shares and who has adequate means of providing for his or her current needs and contingencies, even if the receipt of such shares results in a total loss to the shareholder.

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

The Company’s Board of Directors is authorized to issue 200,000,000 shares of common stock which can be issued without shareholder approval, of which 8,589,484 shares were outstanding as of October 10, 2007. Additional common stock may be issued or reserved for issuance on terms and at prices as may be determined by the Board of Directors. Among other things, such authority may make it more difficult for a person to acquire or take over the Company. In turn, this may make it less likely that holders of common stock will receive a premium price for their shares in any attempted take-over transaction.

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

Forward Looking Statements

This Report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the Company’s or the Subsidiary's future operations involving the marketing of cleaning products; about its future business plans and strategies; about any anticipated increases in product sales or production quantities; the acceptance by the market of the Company’s new products; and most other statements that are not historical in nature. Additionally, in this report, forward-looking statements are generally identified by the words "anticipate," "plan," "intend," "believe," "expect," "estimate," and similar words or phrases. Although management believes that any forward-looking statements made in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified in the Risk Factors section of this document, include the following:

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

In August 2007, we launched our new web site which features all the Simply Wow Organic Cleaning Household Products, Simply WoW® Automotive and Motorcycle Cleaning Kits, and Simply WoW® Industrial Products through our Online Store. http://www.simplywow.com. The new user-friendly site has improved navigation to the Household, Automotive, Motorcycle, and Industrial Products. The on site icons lead to improved product descriptions, and uses. Source Direct's Brand Name Awareness Campaign for the automotive product line can also be viewed. Product purchases are easily made through the Online Store.

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

Gordon Sage v. Source Direct, Inc., Source Direct Holdings, Inc., and Deren Smith, US. District Court, District of Idaho, Case No. CIV06-82-E-BLW.  On April 13, 2006, we were served with a complaint filed by Gordon Sage against Source Direct, Inc., Source Direct Holdings, Inc., and Deren Smith, alleging claims including breach of contract, misrepresentations, civil conversion, tortious interference, negligence, employment discrimination, and seeking damages of approximately $470,000, plus other unspecified damages and attorneys’ fees.  We filed an answer and counterclaim, denying the plaintiff’s allegations and bringing claims against Mr. Sage, including breach of contract, civil conversion, breach of fiduciary duty, tortious interference, and punitive damages.  The case is currently in the discovery phase and the parties have engaged in settlement negotiations.  We deny the plaintiff’s allegations and intend to defend vigorously against the claims and to pursue our claims against Mr. Sage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to stockholders for vote during the fiscal year ended June 30, 2007.

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

On November 16, 2006, the Company’s Board of Directors and a majority of the Company’s shareholders approved a reverse split of its common stock on the basis of 1 share for each 25 shares outstanding, which took effect on December 4, 2006. This stock split is reflected in the financial statements presented herein.

As of June 30, 2007, there were 8,589,484 shares of the company’s common stock on a post-split basis outstanding of which 1,052,703 are free trading shares.

MARKET FOR COMMON STOCK

The common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol "SODH" and quoted in the pink sheets published by the National Quotations Bureau.

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

Subject to the above limitations, we believe that during the eight fiscal quarters preceding the date of this filing, the high and low sales prices for the Common Stock during each quarter were as set forth in the table below (such prices are without retail mark-up, mark-down, or commissions).  The prices below have been adjusted to reflect the reverse stock split which took effect on December 4, 2006, beginning with the quarter ending December 31, 2006.

QUARTER ENDED	HIGH	LOW
June 30, 2007	$0.51	$0.15
March 31, 2007	$0.30	$0.21
December 31, 2006	$1.25	$0.20
September 30, 2006	$0.45	$.013
June 30, 2006	$0.11	$0.04
March 31, 2006	$0.12	$0.04
December 31, 2005	$0.14	$0.04
September 30, 2005	$0.46	$0.09

On June 30, 2007, there were approximately 109 stockholders of record of the Company's Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

On November 16, 2006, the Company’s Board of Directors and a majority of the Company’s shareholders approved a reverse split of its common stock on the basis of 1 share for each 25 shares outstanding. All stock issuances have been adjusted for the stock split.

During the fiscal year ended June 30, 2006, the Company sold a total of 290,263 shares of its common stock for total cash proceeds of $412,828. In addition, the Company issued 44,384 shares upon the exercise of common stock warrants for total cash proceeds of $138,700.

During the fiscal year ended June 30, 2006, the Company issued a total of 323,600 shares of its common stock for various services provided to the Company. These shares were valued at $740,905.

From July 1, 2006 through December 31, 2006, the Company issued a total of 4,261,959 shares of its common stock for various services provided to the Company. These shares were valued at $2,443,197.  The Company also issued 110,800 shares for $33,000 in cash.

From January 1, 2007 through June 30, 2007, the Company issued a total of 922,545 shares of its common stock for various services provided to the Company. These shares were valued at $235,720.  The Company also issued 200,032 shares for $50,008 in cash.

For each of these transactions, the Company relied on an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933 and the regulations promulgated thereunder.

We have utilized the funds received from the stock sales for our various marketing and promotion efforts and general working capital and business activities.

The following share issuances were cancelled in June 2007:

In June 2007, we canceled 724,184 shares of our outstanding Common Stock reducing the total issued and outstanding stock to 8,589,484. Affinity Financial and Source Direct Holdings, Inc., entered into an escrow agreement which did not materialize. Due to the dissociation between Affinity Financial and Source Direct Holdings, Inc., the Company no longer has any association with Affinity Financial.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Revenues for the year ended June 30, 2007, totaled $426,259, an increase of 19% over the prior year comparable period. Our primary source of revenue has been our Stain Pen® product, which represented 94% of sales. If for any reason this product becomes un-marketable, the Company would experience significant negative impact on sales. These revenues were primarily generated from purchase orders from various retail stores including Albertsons®, ATA Retail Services and the Flying J Travel Plaza chain, and Bed Bath and Beyond®. We anticipate receiving additional orders from these sources as well as from the other distribution agreements that are in place, but we can give no assurance that such sales will occur.  Our cost of goods sold for these sales totaled $163,197, which resulted in a gross profit margin of $263,062 or 62% of sales. Revenues for the prior year totaled $360,688 with a gross margin of $185,531. Gross profit margin in the prior year was 51% of sales.

General and administrative expenses for the year ended June 30, 2007, totaled $3,965,809. Advertising and marketing related expenses were $797,323. These expenses were incurred as a result of our efforts to gain market recognition and acceptance of our products. Compensation related expenses were $301,143. Travel expenses incurred for product promotion and general business activities totaled $43,819. Professional fees for consulting, legal and accounting services were $540,241. We incurred $1,800,000 in non-cash charges for research and development costs during the year in conjunction with the issuance of 1,200,000 shares of our common stock to each of our CEO and CFO for their efforts in developing new products. We incurred non-cash charges of $139,875 for board of directors’ fees through the issuance of common stock for services rendered. The remaining expenses were incurred for general business activities. We believe we will continue to incur substantial expenses for the near term as we increase our marketing efforts to introduce our products to the market.

General and administrative expenses for the year ended June 30, 2006, totaled $1,411,211. Advertising and marketing related expenses were $486,780. These expenses were incurred as a result of our efforts to gain market recognition and acceptance of our products. Compensation related expenses were $316,089. Travel expenses incurred for product promotion and general business activities totaled $59,291. Professional fees for consulting, legal and accounting services were $233,623. The remaining expenses were incurred for general business activities. We believe we will continue to incur substantial expenses for the near term as we increase our marketing efforts to introduce our products to the market.

Liquidity and Capital Resources:

Since inception to June 30, 2007, we have funded our operations primarily from the sale of securities and loans. However as sales have continued to increase, more of the revenues from the sales are used to fund operations.

During the fiscal year ended June 30, 2006, we sold a total of 334,647 shares of our common stock for total cash proceeds of $557,529. In addition, we issued 323,600 shares for various services provided for the Company valued at $740,905.

During the current fiscal year ended June 30, 2007, we issued 310,832 shares of our common stock for total cash proceeds of $83,008. In addition, we issued 5,184,504 shares for various services provided for the Company valued at $2,680,117.

We have utilized the proceeds from these stock sales to fund our various marketing and promotion efforts and general business activities.

We have also funded our operations with loans from shareholders. As of June 30, 2007, we were indebted to these shareholders for a total amount of $249,031. The loans are unsecured, due on demand, and non-interest bearing.

The Company has borrowed funds for operating purposes from an individual pursuant to a note.  The terms of the note include principal of $50,000.  If the principal and interest was not paid within 60 days of June 15, 2005, then additional interest of 10% annually would be due on original amounts. The Company made a $15,000 payment on the note which was applied to interest and then principal during the current year, leaving a principal balance of $44,779 as of June 30, 2007. This note is currently in default. The Company is working with the individual to make payment arrangements.

The Company also borrowed funds from an individual during the current year in order to fund operations. The balance of the loan at June 30, 2007, was $100,000 and bears a 14% interest rate.

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

On August 22, 2006, the Company sold its new headquarters building for a total sales price of $1,000,000, which resulted in a net profit to the Company of $184,704 net of settlement expenses. In conjunction with the sale, the Company signed a new agreement to lease this facility for 60 months. The lease agreement calls for monthly payments of $8,333.

In August 2006, we entered into a new factoring arrangement with Riviera Finance. The agreement allows the Company to receive financing in advance of the collection of certain accounts receivable that are acceptable to Riviera Finance. The accounts that are financed are pledged as collateral for the loans. Riviera will withhold a reserve amount of 6% of each invoice submitted which will be reimbursed to the Company upon receipt of all funds due under the invoice. In addition, Riviera will charge a factoring fee based on the total value of invoices submitted and approved for each month. The maximum amount that can be financed is $200,000 per month. The factoring fee is based on the monthly volume of invoices submitted for financing and ranges from 9% for up to the first $10,000 of financed invoices to 3.9% up to $250,000 of financed invoices. The agreement was for six months and was automatically renewable for additional six month terms unless cancelled by either party.  This agreement was terminated on July 28, 2007.

At June 30, 2007, we had cash balances of $3,215 and a net working capital deficit of $346,709. Our cash requirements for the next twelve months will depend significantly on the number of purchase orders we receive for our products and our ability to secure financing for these orders. We anticipate that we will be able to secure either a business loan or other form of financing for any purchase order that exceeds our current ability to fund internally. However, we have no current agreements or arrangements which would provide such funding other than the factoring agreement. We have also not negotiated the terms of any other forms of funding and cannot provide any assurance that the terms will be favorable for the company. We are also unable to predict the number of orders for our products, or if we receive additional orders, the amount of operating profit such orders would generate. Therefore, we are unable to predict our future cash requirements until we secure additional purchase orders.

We continue to perform research and development to improve our existing cleaning products and to develop new cleaning products. We anticipate that we will continue to spend funds for research and development during the next twelve months, but we are unable to predict or anticipate the total amount of these future research and development expenses. In many instances, new products are developed as a result of interest expressed by a potential retail client in similar or ancillary products to the ones initially presented. This may occur especially in our private label products. Many retail outlets require a set of related private label cleaning products before ordering any cleaning products. Such was the case in our automotive cleaning products. Our wheel cleaning and tire cleaning products were developed as a result of responses from potential clients for our automotive vinyl-cleaning product who required a set of automotive cleaning products rather than the single vinyl-cleaning product.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Source Direct Holdings, Inc.

Idaho Falls, ID

We have audited the accompanying balance sheet of Source Direct Holdings, Inc. as of June 30, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Source Direct Holdings, Inc. as of June 30, 2007 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note E to the financial statements, the Company’s recurring losses and cash used by operations raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note E.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC

Salt Lake City, Utah

October 11, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Source Direct Holdings, Inc.

Idaho Falls, Idaho

We have audited the accompanying statements of operations, stockholders’ equity/(deficit), and cash flows of Source Direct Holdings, Inc. for the year ended June 30, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, of Source Direct Holdings, Inc. for the results of operations and cash flows for the year ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Mantyla McReynolds, LLC

September 15, 2006

Salt Lake City, Utah

Source Direct Holdings, Inc.

Balance Sheet

June 30, 2007

ASSETS

Current Assets
Cash And Cash Equivalents	$3,215
Accounts Receivable	31,963
Inventory	257,095
Total Current Assets	292,273

Fixed Assets
Fixed assets, net of depreciation	60,034
Total Fixed Assets	60,034

Other Assets
Deposits	8,333
Intangible assets, net or amortization	87,527
Total Other Assets	95,860

Total Assets	$448,167

The accompanying notes are an integral part of these financial statements.

Source Direct Holdings, Inc.

Balance Sheet [continued]

June 30, 2007

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities

Current Liabilities
Accounts Payable	138,880
Accrued Expenses	69,351
Deferred Gain on Sale of Asset	36,941
Notes Payable	393,810
Total Current Liabilities	638,982

Long Term Liabilities
Deferred Gain on Sale of Asset	116,979
Total Long Term Liabilities	116,979

Total Liabilities	755,961

Stockholders' Equity (Deficit)

Capital Stock -- 200,000,000 shares authorized having a par value of $.001 per share; 8,589,484 shares issued and outstanding	8,590
Additional Paid-in Capital	7,117,805
Accumulated Deficit	(7,434,189)

Total Stockholders' Equity (Deficit)	(307,794)

Total Liabilities and Stockholders' Equity	448,167

The accompanying notes are an integral part of these financial statements.

Source Direct Holdings, Inc.

Statements of Operations

For the years ended June 30, 2007 and 2006

	2007	2006
Revenues	$426,259	$360,688

Cost of Sales	163,197	174,115
Gross Operating Profit	263,062	186,573

General and administration expenses	3,965,809	1,412,353
Income / Loss from operations	(3,702,747)	(1,225,780)

Other income (expense)
Interest income	30,784	-
Interest expense	(316,707)	(82,880)
Loss on sale of receivables	-	(1,696)
Total other income (expense)	(285,923)	(84,576)
Loss from continuing operations before income taxes	(3,988,670)	(1,310,356)

Provision for income taxes	-	-
Net Loss	$(3,988,670)	$(1,310,356)
Loss per share basic and diluted:
Net loss per share-basic and diluted	$(0.60)	$(0.38)

Weighted average number of common shares outstanding-basic and diluted	6,637,616	3,431,812

The accompanying notes are an integral part of these financial statements.

Source Direct Holdings, Inc.

Statements of Stockholders’ Equity (Deficit)

	Common Stock
	Shares Issued	Par Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance June 30, 2005	3,160,072	$3,160	$2,660,390	$(2,135,163)	$528,387
Issued shares at $.05 (not yet in certificate form)	250,263	250	312,578	-	312,828
Issued shares at $.10	40,000	40	99,960	-	100,000
Warrants exercised for shares at $.125 (not yet in certificate form)	44,384	44	138,656	-	138,700
Issued shares in exchange for services	323,600	324	740,581	-	740,905
Issued warrants in exchange for services	-	-	309,393	-	309,393
Net Loss for the period ended June 30, 2006	-	-	-	(1,310,356)	(1,310,356)
Balance June 30, 2006	3,818,319	3,818	4,261,558	(3,445,519)	819,857
Issued shares in exchange for services	5,184,504	5,185	2,890,387	-	2,895,572
Shares cancelled	(724,184)	(724)	(215,931)	-	(216,655)
Issued shares for cash	310,832	311	82,697	-	83,008
Issued warrants in exchange for services	-	-	93,047	-	93,047
Contributed interest	-	-	6,047	-	6,047
Net Loss for the period ended June 30, 2007	-	-	-	(3,988,670)	(3,988,670)
Balance June 30, 2007	8,589,484	$8,590	$7,117,805	$(7,434,189)	$(307,794)

The accompanying notes are an integral part of these financial statements.

Source Direct Holdings, Inc.

Statements of Cash Flows

For the years ended June 30, 2007 and 2006

	2007	2006
Cash Flows From Operating Activities
Net Loss	$(3,988,670)	$(1,310,356)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	25,817	49,856
Issued stock for services	2,678,917	488,267
Issued warrants for services	93,047	85,083
Contributed interest	6,047	-
Gain on sale of assets	(30,784)
Changes in operating assets and liabilities
Decrease in Property Taxes Payable	-	(2,403)
Increase (Decrease) in shareholder loan	-	305
(Increase) Decrease in Deposits	(8,333)
Decrease in accounts receivable	18,866	72,911
Increase in accounts payable	23,710	20,035
(Increase) decrease in inventory	30,302	(94)
(Increase) Decrease) in prepaid expenses	640,589	(13,641)
Increase in accrued expenses	173	49,538
Net Cash From Operating Activities	(510,319)	(560,499)
Cash Flows From Investing Activities
(Purchase) of property and equipment	(15,760)	(2,000)
Sale of Building	936,219
Net Cash From Investing Activities	920,459	(2,000)
Cash Flows From Financing Activities
Bank overdraft	(16,714)
Increase (Decrease) in Note Payable	290,743
Proceeds from stock issuance	83,008	551,529
Net borrowing (payments) on long-term debt	(763,962)	9,564
Net Cash From Financing Activities	(406,925)	561,093
Net Increase (Decrease) in Cash	3,215	(1,406)
Beginning Cash Balance	-	1,406
Ending Cash Balance	$3,215	$-

Supplemental Disclosures
Interest paid	$16,707	$61,409
Income taxes paid	$-	$-
Issued stock for services	$2,678,917	$626,948

The accompanying notes are an integral part of these financial statements.

Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2007

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

Income Taxes

The Company applies Statement of Financial Accounting Standard (“SFAS”) No. 109, "Accounting For Income Taxes," which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.  (See Note C below.)

Inventory

Inventory is valued at the lower of cost or market (net realizable value) using the first-in, first-out (FIFO) method.

Current
Value
Raw Materials	$178,493
Finished Goods	$78,602
Total Inventory	$257,095

Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2007

NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Net Loss Per Common Share

In accordance with Financial Accounting Standard No. 128, Earnings Per Share, basic loss per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  Common stock equivalents were not included in the calculation of loss per share because their inclusion would be antidilutive.

As of June 30, 2007, there were 8,589,484 common stock equivalents outstanding.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets – An Amendment of APB Opinion No. 29.”  The guidance in APB No. 29, “Accounting for Non-monetary Transactions,” is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  The guidance, however, included certain exceptions to that principle.  SFAS No. 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Early application is permitted and companies must apply the standard prospectively.  The adoption of the standard is not expected to have a material effect on the Company’s results of operations of financial position.

Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2007

NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB No. 3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB No. 28.”  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change.  When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement.  When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.  SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this standard is not expected to have material effect on the Company’s results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and No. 140.”  This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of this standard is not expected to have material effect on the Company’s results of operations or financial position.

In March 2006, the FASB released statement No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB No. 140.”  SFAS No. 156 requires that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured as fair value, if practicable.  Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods.  This statement is effective after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations of financial position.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

SFAS 159 – In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur.  SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position.  Finally, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted.  The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition, but it is not expected to have a significant impact since the Company does not engage in many of the items identified in the Statement.

Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2007

NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB 104"), Revenue Recognition. SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions.  Revenue from product sales is recognized when goods are delivered to the customer.  Revenue from promotional and marketing services is recognized when earned.  The Company records accounts receivable for sales which have been completed but for which money has not been collected.  The balance uncollected as of June 30, 2007, was $31,963.  For customer purchases paid in advance, the Company records a liability until products are shipped. There was no unearned revenue as of June 30, 2007.

Accounts Receivable

Accounts receivable consist of amounts due from customers.  There was no debt reserve as of June 30, 2007. The Company records accounts receivable at the lower of cost or fair value. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. The Company charges off uncollectible accounts when management estimates no possibility of collecting the related receivable. The Company considers accounts receivable to be past due or delinquent based on contractual terms.

On June 30, 2006, the Company entered into an agreement to factor a portion of its receivables to enable the quicker receipt of cash for sales on account.  The assignment of accounts constitutes a complete sale.  A 5% discount on amounts assigned is charged as payment for the factoring service.  In addition, a 5% reserve of amounts assigned is held by the financer, returnable if volume conditions are met.  As of June 30, 2007, a total of $28,617 of accounts receivable were assigned to be factored.  As such, $28,617 is recorded in accounts receivable in the accompanying financial statements.

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

June 30, 2007

NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Intangible assets

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 addresses the accounting and reporting for acquired goodwill and other intangible assets. The Company’s intangible assets consist of formulas, trademarks and trade names. The intangible assets are being amortized over their estimated useful life of 15 years.  Amortization expense for the years ended June 30, 2007 and 2006, were approximately $7,667 and $7,667, respectively.  Amortization expense for the next four years is expected to be $7,667 each year.

Intangible Assets	$115,000
Accumulated amortization	(27,473)
Net Intangibles	$87,527

Advertising Costs

Advertising and marketing costs are charged to expense as incurred.  Advertising and marketing expenses for the years ended June 30, 2007 and 2006, were $797,323 and $486,780, respectively.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to current year classifications.

NOTE B

ISSUANCE OF COMMON SHARES AND WARRANTS

On November 16, 2006, the Company’s Board of Directors and a majority of the Company’s shareholders approved a reverse split of its common stock on the basis of 1 share for each 25 shares outstanding. The following issuances have been adjusted for the 1 for 25 reverse split.

During the fiscal year ended June 30, 2006, the Company sold a total of 290,263 shares of its common stock for total cash proceeds of $412,828. In addition, the Company issued 44,384 shares upon the exercise of common stock warrants for total cash proceeds of $138,700.

During the fiscal year ended June 30, 2006, the Company issued a total of 323,600 shares of its common stock for various services provided to the Company. These shares were valued at $740,905.

During November and December 2006, the Company issued a total of 4,261,959 shares of its common stock for various services provided to the Company. These shares were valued at $2,443,197.  The Company also issued 110,800 shares for $33,000 in cash.

From January 1, 2007 through June 30, 2007, the Company issued a total of 922,545 shares of its common stock for various services provided to the Company. These shares were valued at $235,720.  The Company also issued 200,032 shares for $50,008 in cash.

In June 2007, we canceled 724,184 shares of our outstanding Common Stock reducing the total issued and outstanding stock to 8,589,484. Affinity Financial and Source Direct Holdings, Inc., entered into an escrow agreement which did not materialize.

Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2007

NOTE B

ISSUANCE OF COMMON SHARES AND WARRANTS [CONTINUED]

A summary of the status of the warrants granted June 30, 2006 and June 30, 2007 and changes during the year is presented below.

	2007		2006
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at the beginning of period	1,021,000	$0.13	792,800	$0.13

Granted	322,391	$1.01	228,200	$0.13
Expired	(150,000)	$0.13
Exercised

Outstanding at the end of period	1,193,391	$0.38	1,021,000	$0.13

Weighted average fair value of Options granted during the period	1,193,391	$0.38	1,021,000	$0.13

A summary of the status of the warrants outstanding at June 30, 2007 is presented below.

Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$.01-.50	1,099,391	.75 years	$0.15	1,099,391	$.15
1.00-1.99	--	--	--	--	--
3.00-3.99	94,000	1.4 years	3.10	94,000	3.10

$.01-3.99	1,193,391	.76 years	$0.38	1,193,391	$0.38

The fair value of each warrant granted is estimated on the date granted and the number of years is an average of the time life to exercise the warrants.

Subsequent to the year ending June 30, 2007 the Company has issued 260,032 shares for $90,008 and has issued 260,032 warrants.

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

The provision for income taxes consists of the following:

Current taxes	$-
Deferred tax benefit	(1,660,012)
Benefits of operating loss carryforwards	1,660,012
$-

Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2007

NOTE C

ACCOUNTING FOR INCOME TAXES [CONTINUED]

The Company has the following carry forwards available at June 30, 2007:

Operating Losses
Amount	Expires
3,990,414	2026
1,310,356	2025
1,573,268	2024
561,895	through 2023
7,435,933

The following is a summary of the deferred tax asset calculation.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

	NOL	Tax	Rate
Federal Income Tax	(7,435,933)	(2,528,217)	0.34
State Income Tax	(7,435,933)	(565,131)	0.076
Valuation Allowance	(7,435,933)	3,093,348
	-	-

The effective tax rate for continuing operations differs from the statutory tax rate as follows:

Expected Provision (taxes on income before taxes)	$(1,660,012)
Effect of :

Increase (decrease) in valuation allowance	1,660,012

Total Actual Provision	-

NOTE D

PROPERTY AND EQUIPMENT

The major categories of property and equipment are as follows:

Amount
Fixed Assets
Equipment & Machinery	$95,908

Furniture & Fixtures	5,935
Total Fixed Assets	101,843

Accumulated Depreciation
Equipment & Machinery	39,614

Furniture & Fixtures	2,195
Total Accumulated Depreciation	41,809
Net Property, Plant and Equipment	$60,034

Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2007

NOTE D

PROPERTY AND EQUIPMENT [CONTINUED]

Depreciation expense was $18,150 in 2007, and $42,189 in 2006.  Amortization expense was $7,667 in 2007, and $7,667 in 2006.

Source Direct purchased a manufacturing facility in February 2005 located at 4323 Commerce circle, Idaho Falls, Idaho.  The property consists of approximately 3,780 square feet of office space, and approximately 10,000 square feet of warehouse and manufacturing space.  In August 2006, this manufacturing facility was sold.  Also in August 2006, the Company signed a new agreement to lease this facility for 60 months.  The lease agreement calls for minimum monthly payments of $8,333.  A net gain of $184,704 from this sale of which the Company has recognized $30,784 for the year ended June 30, 2007, This gain is recognized as a reduction to rent expense.  The remaining balance will be deferred and recognized in future periods as per the guidance found in SFAS 13.

NOTE E

GOING CONCERN

The Company has accumulated losses since inception totaling $7,434,189 and has not had profitable operations as of June 30, 2007.  Financing for the Company’s limited activities to date has been provided primarily by the issuance of stock, by advances from Stockholders and by borrowing funds (see NOTE F).  The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized.  Management continues to develop its planned principal operations.  Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.

NOTE F

NOTES PAYABLE

On January 13, 2006, an amendment was executed upon the note secured by a deed of trust on the Company’s building located at 4323 N. Commerce Circle, Idaho Falls, Idaho, 83401.  Effective January 14, 2006, the amendment changed the following loan components for the remaining principal of $763,594.09.  Accruing interest was changed from 8.5% to 11.25%. Monthly payments were changed from $5,882.19 to $6,681.45, of which the first payment was due on February 3, 2006. The amendment further stated that no principal payments could be made unless in full.  A late fee of 5% would be charged on any amount overdue by 30 days.  The Company was to transfer 160,000 shares of the Company’s common stock to the creditor in lieu of warrants given as part of the original loan transaction. In August 2006, the Company sold the building and the note was paid in full (see Note G).

The Company has borrowed funds for operating purposes from an individual pursuant to a note. The terms of the note include principal of $50,000 and interest of $3,763. If the principal and interest was not paid within 60 days of 6/15/05, then additional interest of 10% annually will be due on original amounts.  This note is currently in default. The Company is working with the individual to make payment arrangements. The current balance of the note payable is $44,779.

The Company has borrowed funds for operating purposes from another individual in the amount of $100,000. The interest on the loan consisted of a 2% loan fee and 100,000 shares of restricted stock the loan is due on October 15, 2007, or other terms of repayment agreed upon.

The Company has borrowed funds for operating purposes from another individual in the amount of $68,000. The loan is unsecured, due on demand, and non-interest bearing.

The Company has borrowed funds for operating purposes from another individual in the amount of $181,031. The loan is unsecured, due on demand, and non-interest bearing.

The weighted average interest rate on all current notes payable as of June 30, 2007, was 10%.

Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2007

NOTE G

SIGNIFICANT CONCENTRATIONS

For the fiscal year ended June 30, 2007, approximately 89% of the Company’s sales were to three different customers.   The loss of any of these current customers (each in excess of 5% of current fiscal year sales) would have a significant negative impact on sales.  As of June 30, 2007, three different entities represent approximately 86% of the Company’s accounts receivable balance.  Approximately 22% of this amount is due from a receivables factor (see Note A).  If any of these entities become unable to pay their outstanding balances, the Company would experience a significant negative impact on its ability to benefit from and collect on the accounts receivable.

For the year ended June 30, 2007, approximately 94% of the Company’s gross revenues were due to the sale of a single product.  If for any reason this product becomes un-marketable, the Company would experience significant negative impact on sales.

NOTE I

COLLATERAL OBLIGATIONS

In connection with the  receivables factoring agreement entered into on June 30, 2006 (see Note A), the Company has given as collateral for any and all obligations and liabilities incurred to the financer, all rights to present and future acquired accounts receivable amounts.

NOTE J

COMMITMENT AND CONTINGENCIES

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

The Company filed a motion for a writ of attachment in order to prevent the defendants from transferring the shares. The district court granted the motion and entered a writ of attachment, to be secured by a bond in the amount of $480,000, which was paid on behalf of Source Direct and filed on December 16, 2005.  Pursuant to the writ of attachment, the defendants tendered into the court’s possession 500,000 shares of Source Direct stock on January 24, 2006, and 7,050,000 additional shares of Source Direct stock on February 7, 2006.  The tendered shares of stock will remain in the court’s custody until the final disposition of the litigation or until further order of the court.

The Company denies that it is liable to the defendants and intends to defend vigorously against the counterclaim and prosecute its own claims for affirmative relief against the defendants.

Gordon Sage v. Source Direct, Inc., Source Direct Holdings, Inc., and Deren Smith, US. District Court, District of Idaho, Case No. CIV06-82-E-BLW.  On April 13, 2006, we were served with a complaint filed by Gordon Sage against Source Direct, Inc., Source Direct Holdings, Inc., and Deren Smith, alleging claims including breach of contract, misrepresentations, civil conversion, tortious interference, negligence, employment discrimination, and seeking damages of approximately $470,000, plus other unspecified damages and attorneys’ fees.  We filed an answer and counterclaim, denying the plaintiff’s allegations and bringing claims against Mr. Sage, including breach of contract, civil conversion, breach of fiduciary duty, tortious interference, and punitive damages.  The case is proceeding into the discovery phase and the parties have engaged in settlement negotiations.  We deny the plaintiff’s allegations and intend to defend vigorously against the claims and to pursue our claims against Mr. Sage.

Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2007

NOTE J

COMMITMENT AND CONTINGENCIES [CONTINUED]

In August 2006, the Company sold its manufacturing facility.  Also in August 2006, the Company signed a new agreement to lease this facility for 60 months.  The lease agreement calls for minimum monthly payments of $8,333. The following table reflects the Company’s lease obligations from July 1, 2007 through June 30, 2012:

Year Ended June 30,
2008	$99,996
2009	99,996
2010	99,996
2011	99,996
2012	8,333
Total	$408,317

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of June 18, 2007, Mantyla McReynolds LLC (“Mantyla”) resigned as the independent registered public accountants of Source Direct Holdings, Inc. (the “Company”).

Mantyla reported on the Company's financial statements for the years ending June 30, 2004, June 30, 2005, and June 30, 2006, and reviewed the Company's unaudited condensed financial statements for the quarterly periods from September 30, 2006, through March 31, 2007. For these periods and up to June 20, 2007, there were no disagreements with Mantyla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mantyla, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

The audit reports of Mantyla dated September 15, 2006, July 31, 2005, and August 31, 2004, on the Company's financial statements as of June 30, 2006, 2005, and 2004, respectively, and for the years then ended, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, other than with respect to the Company's ability to continue as a going concern without raising additional working capital.  Additionally, the audit report of Madsen dated September 29, 2005, on the Company's financial statements as of August 31, 2005, and for the year then ended, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, other than with respect to the Company's ability to continue as a going concern without raising additional working capital.

There were no reportable events (as defined in the Regulation S-B Item 304(a)(1)) during the years ended June 30, 2004, 2005, or 2006, or the subsequent interim periods through June 20, 2007.

On June 27, 2007 HJ & Associates, LLC was engaged as the Company's new independent certified accountants. During the two most recent fiscal years and the interim period preceding the engagement of HJ & Associates, LLC, the Company has not consulted with HJ & Associates regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls beginning with our Form 10-KSB for the fiscal year ending on June 30, 2008, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-KSB for the fiscal year ending on June 30, 2009. We plan to dedicate significant resources, including management time and effort, in connection with our Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our senior management. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

ITEM 8B. OTHER INFORMATION

Both Deren Smith and Kevin Arave, directors and officers of the Company and the Subsidiary, received 11,500,000 shares each for transferring to the Subsidiary the formulas and related rights used by the Subsidiary.  These shares were converted into 17,250,000 shares each of the common stock of the parent upon consummation of the Merger. The transfer of these assets was not transacted at arms length because both parties were the only directors of the Subsidiary at the time of the transaction.  Messrs. Smith and Arave are both founders of the Subsidiary. The above shares were issued on a pre-split basis. On November 16, 2006, the Company issued an additional 1,200,000 shares of its common stock on a post-split basis to each Deren Smith and Kevin Arave for research and development of new products. These services were valued at $1,800,000.

In November 2006, Mr. Timothy Hooten was appointed to the board of directors. As consideration for services, Mr. Hooten received a total of 377,000 shares of common stock on a post-split basis valued at $116,000.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information concerning the directors and officers of Source Direct and their ages and positions. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.

NAME	AGE	POSITION
Deren Z. Smith	38	President and Director
Kevin Arave	50	Secretary/Treasurer and Director
Timothy Hooten	52	Director

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

Timothy Hooten became a director of Source Direct Holdings, Inc. in November 2006. He has been an educator since 1977 and he has served as the president of the South Dakota Limousin Cattle Association, Livestock Chairperson to the Sioux Empire Fair, and as a Director of a Farm Business Management Program. Mr. Hooten holds a Bachelor of Science Degree from South Dakota State University.

During the last five years, no officers or directors (except as noted above) have been involved in any legal proceedings, bankruptcy proceedings, criminal proceedings or violated any federal or state securities or commodities laws or engaged in any activity that would limit their involvement in any type of business, securities or banking activities.

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

The Company did not have a separately standing audit committee as of the date of this Report.  The Board of Directors performs the functions of an audit committee.

The Company’s Board of Directors, acting as the Company’s audit committee, has reviewed the audited financial statements.  The Board of Directors has also discussed with its independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended.  The Board of Directors has received the written disclosures and the letter from its independent accountants required by Independence Standards Board Standard No. 1, and has discussed with the independent accountant the independent accountant’s independence.  The Board of Directors, acting as the Company’s audit committee, has determined to include the audited financial statements in this report for filing with the Commission.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended June 30, 2007, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended June 30, 2007, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company is aware of the following untimely filings: Messrs. Smith and Arave have not filed Forms 4 for the 1,200,000 shares each that were issued in November 2006. Mr. Hooten, director, has not filed a Form 3 for the 377,000 shares issued to him for services in November 2006.

AUDIT COMMITTEE AND FINANCIAL EXPERT

As noted above, we do not have an Audit Committee. The Company's directors perform some of the same functions of an Audit Committee, such as; recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following is a discussion of the Company’s program for compensation of its named executive officers and directors.  As of the date of this Report, the Company did not have a compensation committee, and as such, the Company’s Board of Directors was responsible for determining the Company’s compensation program.

Compensation Program Objectives

The Company’s compensation program is designed to encompass several factors in determining the compensation of the Company’s named executive officers.  The following are the main objectives of the compensation program for the Company’s named executive officers:

-

Retain qualified officers.

-

Provide overall corporate direction for the officers and also to provide direction that is specific to officer’s respective areas of authority.  The level of compensation amongst the officer group, in relation to one another, is also considered in order to maintain a high level of satisfaction within the leadership group. We consider the relationship that the officers maintain to be one of the most important elements of the leadership group.

-

Provide a performance incentive for the officers.

The Company’s compensation program is designed to reward the officers in the following areas:

-

achievement of specific goals;

-

professional education and development;

-

creativity in the form of innovative ideas and analysis for new programs and projects;

-

new program implementation;

-

attainment of company goals, budgets, and objectives;

-

results oriented determination and organization;

-

positive and supportive direction for company personnel; and

-

community involvement.

As of the date of this Report, there were four principal elements of named executive officer compensation.  The Board of Directors determines the portion of compensation allocated to each element for each individual named executive officer.  The discussions of compensation practices and policies are of historical practices and policies.  Our Board of Directors is expected to continue these policies and practices, but will reevaluate the practices and policies as it considers advisable.

The elements of the compensation program include:

-

Base salary;

-

Performance bonus and commissions;

-

Stock options and stock awards

-

Employee benefits in the form of:

-

health and dental insurance;

-

life insurance;

-

auto reimbursement; and

-

other de minimis benefits.

Base salary

Base salary is intended to provide competitive compensation for job performance and to attract and retain qualified named executive officers.  The base salary level is determined by considering several factors inherent in the market place such as: the size of the company; the prevailing salary levels for the particular office or position; prevailing salary levels in a given geographic locale; and the qualifications and experience of the named executive officer.

Performance bonus and commissions

Bonuses are in large part based on company performance.  An EBITDA formula is the sole determining factor used to calculate the performance bonus for the President and Chief Financial Officer.

Policy decisions to waive or modify performance goals have not been a significant factor to date in that there have not been contractual changes made other than the normal renewal or updating of contracts as would be expected as part of an annual review.

Stock options and stock awards

Stock ownership is provided to enable named executive officers and directors to participate in the success of the Company.  The direct or potential ownership of stock will also provide the incentive to expand the involvement of the named executive officer to include, and therefore be mindful of, the perspective of stockholders of the Company.

Employee benefits

Several of the employee benefits for the named executive officers are selected to provide security for the named executive officers.  Most notably, insurance coverage for health, life, and liability are intended to provide a level of protection to that will enable the named executive officers to function without having the distraction of having to manage undue risk.  The health insurance also provides access to preventative medical care which will help the named executive officers function at a high energy level, to manage job related stress, and contribute to the overall well being of the named executive officers, all of which contribute to an enhanced job performance.

Other de minimis benefits

Other de minimis employee benefits such as cell phones and auto usage reimbursements are directly related to job functions but contain a personal use element which is considered to be a goodwill gesture that contributes to enhanced job performance.

As discussed above, the Board of Directors determines the portion of compensation allocated to each element for each individual named executive officer.  As a general rule, base salary is competitively based while giving consideration to employee retention, qualifications, performance, and general market conditions.  Typically, stock options are based on the current market value of the option and how that will contribute to the overall compensation of the named executive officer.  Consideration is also given to the fact that the option has the potential for an appreciated future value.  As such this future value may in fact be the most significant factor of the option, but it is also more difficult to quantify as a benefit to the named executive officer.

Accordingly, in determining the compensation program for the Company, as well as setting the compensation for each named executive officer, the Board of Directors attempts to attract the interest of the named executive officer within in the constraints of a compensation package that is fair and equitable to all parties involved.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year Ending June 30, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (Note 2) (e)	Option Grants ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation (Note 1) (i)	Total ($) (j)
Deren Smith, President	2007	$96,000	$ -	$900,000	$ -	$ -	$ -	$ -	$996,000
Kevin Arave, Chief Financial Officer	2007	$96,000	$ -	$900,000	$ -	$ -	$ -	$ -	$983,000

(1)

For each of the individuals listed in the table above, “All Other Compensation” would include perquisites including cellular phones, automobile reimbursement, parking reimbursement, life insurance, and health and dental insurance.  However, the aggregate value of all such perquisite compensation is less than $10,000 for each of the individuals named in the table above.  Additionally, the Company believes that each of the elements of perquisite compensation listed are integrally and directly related to the performance of the executive duties of the individuals listed above, although certain of the elements (including cellular phone use and automobile reimbursement) may have a personal benefit component as well.

(2)

Reflects the value of the 1,200,000 shares of common stock issued in November 2006 to each named officer for research and development of new products.

Narrative Disclosure to Summary Compensation Table.

Employment Agreements

The Company does not currently have any employment agreements with any officer or director.

OUTSTANDING EQUITY AWARDS AT FISCAL JUNE 2007 YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Deren Smith, PEO	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Kevin Arave, PFO	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

DIRECTOR COMPENSATION

For Fiscal Year Ended June 30, 2007

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Deren Smith (Note 1)	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
Kevin Arave (Note 1)	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
Timothy Hooten (Note 2)	$ -0-	$116,000	$ -0-	$ -0-	$ -0-	$ -0-	$116,000

(1)

Deren Smith and Kevin Arave also served as executive officers of the Company during the fiscal year ended June 30, 2007.  They received compensation for their services as executive officers, set forth above in the Summary Compensation Table.  They did not receive any additional compensation for their services as directors of the Company

(2)

Mr. Hooten joined the Board of Directors in November 2006. He received 377,000 shares of common stock for his services as a director. He received no other compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2007, the name and shareholdings of each person who owns of record, or was known by us to own beneficially, 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.*

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP
Deren Smith (1)	1,575,659	18.3%
Kevin Arave (1)	1,815,139	21.1%
Timothy Hooten (1)	377,000	4.4%
All executive officers and directors as a group (three persons)	3,767,798	43.9%

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

On November 16, 2006, the Company issued an additional 1,200,000 shares of its common stock on a post-split basis to each Deren Smith and Kevin Arave for research and development of new products. These services were valued at $1,800,000.

In November 2006 Mr. Timothy Hooten was appointed to the board of directors. As consideration for services Mr. Hooten received a total of 377,000 shares of common stock on a post-split basis valued at $116,000.

ITEM 13. EXHIBITS

a.  Exhibits

Exhibit Number

Name of Exhibit

10.1

Representative Agreement between the Company and Koval Marketing Association, dated as of December 5, 2006.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company paid audit fees totaling $27,000 for the fiscal year ended June 30, 2007 to HJ & Associates, LLC our current independent accountants.

The Company paid audit and financial statement review fees totaling $25,345 and $23,662 for the fiscal years ended June 30, 2007 and 2006, respectively, to Mantyla McReynolds our previous independent accountants.

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

October 15, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Deren Smith Deren Smith	President & Director (Principal Executive Officer)	October 15, 2007

/s/ Kevin Arave Kevin Arave	Secretary/Treasurer & Director (Principal Financial Officer)	October 15, 2007

/s/ Timothy Hooten Timothy Hooten	Director	October 15, 2007