Form 10QSB
period 2007-09-30
SOURCE DIRECT HOLDINGS INC
filed 2007-11-14
CIK 1083661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 8, 2007, the Company had outstanding 8,849,516 shares of its common stock, no par value.

Transitional Small Business Disclosure Format (check one):     Yes ☐         No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

Source Direct Holdings, Inc.

Condensed Consolidated Balance Sheets

September 30, 2007

	September 30, 2007	June 30, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$12,200	$3,215
Accounts receivable	65,555	31,963
Inventory	233,033	257,095
Total Current Assets	310,788	292,273

Property and Equipment
Property and equipment	101,843	101,843
Less: Accumulated depreciation	(45,744)	(41,809)
Net Property and Equipment	56,099	60,034

Other Assets
Deposits	8,333	8,333
Intangible assets	115,000	115,000
Accumulated amortization	(29,389)	(27,473)
Net Other Assets	93,944	95,860

TOTAL ASSETS	$460,831	$448,167

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$109,448	$138,880
Accrued expenses	66,689	69,351
Deferred gain on sale of asset	36,941	36,941
Notes payable	449,116	393,810
Total Current Liabilities	662,194	638,982

Long-Term Liabilities
Deferred gain on sale of asset	107,744	116,979
Total Long-Term Liabilities	107,744	116,979

Total Liabilities	769,938	755,961

Stockholders' Equity (Deficit)
Common stock -- $.001 par value; 200,000,000 shares authorized; 8,799,516 and 8,589,484 issued and outstanding, respectively	8,800	8,589
Additional paid-in capital	7,212,129	7,117,805
Accumulated deficit	(7,530,036)	(7,434,188)
Total Stockholders' Equity (Deficit)	(309,107)	(307,794)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$460,831	$448,167

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Condensed Consolidated Statements of Operations

For the three month periods ended September 30, 2007 and 2006

(Unaudited)

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006
		(Restated)
Revenues	$111,244	$226,727
Cost of goods sold	39,101	99,820
Gross Profit	72,143	126,907

General and administrative expense	167,453	261,559

Income (Loss) from Operations	(95,310)	(134,652)

Other income	9,235	4,617
Interest expense	(9,773)	(5,034)
Loss on sale of receivable	-	-

Net Income (Loss)	$(95,848)	$(135,069)

Net Loss per share	$(0.01)	$(0.04)

Weighted Average Number of shares outstanding	8,616,914	3,818,319

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

For the three month periods ended September 30, 2007 and 2006

(Unaudited)

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006
Cash Flow Used for Operating Activities		(Restated)
Net Income (Loss)	$(95,848)	$(135,069)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation & amortization expense	3,935	7,800
Amortization expense	1,916	1,917
Stock issued for services	-	-
Contributed interest	4,526
(Increase)/decrease in trade receivables	(33,593)	27,133
(Increase)/decrease in inventory	24,062	(1,852)
(Increase)/decrease in deposits	-	(8,333)
(Increase)/decrease in prepaid expenses	-	74,662
Increase/(decrease) in accounts payable	(29,432)	(64,059)
Increase/(decrease) in accrued liabilities	(2,659)	(4,102)
Deferred gain on sale of assets	(9,235)	(4,617)
Net Cash Flows Used for Operating Activities	(136,328)	(106,520)

Cash Flows used for Investing Activities
Sale of Property	-	926,664
Purchase of property and equipment	-	(11,623)
Net Cash Flows Provided for Investing Activities	-	915,041

Cash Flows used for Financing Activities
Proceeds from shareholder loans	-	-
Net borrowing (payments) on long-term debt	-	(763,962)
Increase (decrease) in note payable	55,305	(9,359)
Proceeds from stock issuance	90,008	-
Net Cash Flows Provided (Used) for Financing Activities	145,313	(773,321)

Net Increase / (Decrease) in cash	8,985	35,200
Beginning Cash Balance	3,215	-

Ending Cash Balance	$12,200	$35,200

Supplemental Disclosures
Interest paid	$9,773	$5,034
Contributed interest	4,526
Income taxes paid	$-	$-
Shares and share equivalents issued for expenses	$-	$-

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

Note 1

ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

Interim financial statements- The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2007. There has not been any change in the significant accounting policies of Source Direct Holdings, Inc. for the periods presented. The results of operations for the three month period ended September 30, 2007, are not necessarily indicative of the results for a full-year period.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission (the “SEC”).

Note 2

INVENTORY

Inventories are stated at lower of cost or market and consist of the following:

Raw Materials	$170,114
Finished Goods	62,919

Total Inventory	$233,033

Note 3

ISSUANCE OF COMMON SHARES AND WARRANTS

During the period from July 1, 2007, through September 30, 2007, 260,032 additional shares of common stock and 260,032 warrants were issued. The Company received $90,008 in proceeds.

Note 4

NOTES PAYABLE

On January 13, 2006, an amendment was executed upon the note secured by a deed of trust on the Company’s building located at 4323 N. Commerce Circle, Idaho Falls, Idaho, 83401.  Effective January 14, 2006, the amendment changed the following loan components for the remaining principal of $763,594.09.  Accruing interest was changed from 8.5% to 11.25%. Monthly payments were changed from $5,882.19 to $6,681.45, of which the first payment was due on February 3, 2006. The amendment further stated that no principal payments could be made unless in full.  A late fee of 5% would be charged on any amount overdue by 30 days.  The Company was to transfer 160,000 shares of the Company’s common stock to the creditor in lieu of warrants given as part of the original loan transaction. In August 2006, the Company sold the building and the note was paid in full (see Note 5).

The Company has borrowed funds for operating purposes from an individual pursuant to a note.  The terms of the note include principal of $50,000 and bears a 10% interest rate.  If the principal was not paid within 60 days of June 15, 2005, then interest of 10% annually would be due on original amounts. The Company made a $15,000 payment on the note which was applied to interest and then principal during the current year, leaving a principal balance of $44,779 as of June 30, 2007. This note is currently in default. The Company is working with the individual to work out monthly payment program the balance on the note ending September 30, 2007 was $44,779.

The Company has borrowed funds for operating purposes from another individual in the amount of $100,000. The interest on the loan consisted of a 2% loan fee and 100,000 shares of restricted stock.  The loan was due on October 15, 2007, or other terms of repayment agreed upon. The balance of the loan at September 30, 2007, was $100,000 and bears a 14% interest rate.  On September 24, 2007, the Company made a payment of $8,416 for the interest on the loan and is currently working on a contract to repay the loan.

The Company has borrowed funds for operating purposes from another individual in the amount of $76,000. The loan is unsecured, due on demand, and non-interest bearing.

The Company has borrowed funds for operating purposes from another individual in the amount of $181,031. The loan is unsecured, due on demand, and non-interest bearing.

The Company has borrowed funds for operating purposes from another individual in the amount of $15,000. The loan is unsecured, due on demand, and bears a 15% interest rate.

The Company has borrowed funds for operating purposes from another individual in the amount of $32,306. The loan is unsecured, due on demand, and bears a 15% interest rate.

Note 5

PROPERTY AND EQUIPMENT

Source Direct purchased a manufacturing facility and headquarters building in February 2005 located at 4323 Commerce Circle, Idaho Falls, Idaho.  The property consists of approximately 3,780 square feet of office space, and approximately 10,000 square feet of warehouse and manufacturing space.  In August 2006, this manufacturing facility was sold.  Also in August 2006, the Company signed a new agreement to lease this facility for 60 months.  The lease agreement calls for monthly payments of $8,333.

Note 6

GOING-CONCERN

The Company has accumulated losses since inception totaling $7,530,036 and was still developing operations as of September 30, 2007.  Financing for the Company’s activities to date has been provided primarily by the issuance of stock, by advances from Stockholders and by borrowing funds.  The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized.  Management plans are to continue the development of its principal operations.  Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.

Note 7

REVERSE STOCK SPLIT AND STOCK ISSUANCES

On November 16, 2006, the Company’s Board of Directors and majority of the Company’s shareholders approved a reverse split of its common stock on the basis of 1 share for each 25 shares outstanding.  This stock split is reflected in the current year financial statements presented herein.

Note 8

RESTATEMENT

The Company has restated its financial statements for the three month period September 30, 2006. The Company determined that generally accepted accounting principles had not been followed for the recording of certain types of transactions. The type and impact of the changes to these transactions are as follows:

On August 22, 2006, the Company sold its new headquarters building for a total sales price of $1,000,000, which resulted in a net profit to the Company of $175,148 net of settlement expenses. In conjunction with the sale, the Company signed a new agreement to lease this facility for 60 months. The Company erroneously reported the entire gain of $175,148 in its financial statements for the three month period ended September 30, 2006 instead of deferring the gain and amortizing the balance over the term of the new lease agreement as required by generally accepted accounting principles. The amortized portion of the gain should have been reported as $4,617 with the remaining balance of $170,531 being recorded as a deferred gain in the balance sheet. The restatement has been reflected in the accompanying financial statements.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Quarterly Report contains forward-looking statements about the business, financial condition and prospects of Source Direct Holdings, Inc. (“we” or the “Company”), that reflect management’s assumptions and beliefs based on information available at the time of the preparation of this Report.  Additionally, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer, or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project or projected," or similar expressions are intended to identify "forward-looking statements."  Statements relating to business or financial projections or estimates, potential business strategies, product pricing or marketing strategies, future financing opportunities, or related topics may also constitute forward-looking statements.  Such statements are qualified in their entirety by reference to and are accompanied by the below discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions other than those mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future (vi) a very competitive and rapidly changing operating environment, (vii) changes in business strategy, (viii) market acceptance of our products, and (ix) a failure to successfully market the Company’s products.

The risks identified here are not all-inclusive. New risk factors emerge from time to time, and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company disclaims any obligation or intention to update any forward-looking statement.

All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

COMPANY HISTORY

Source Direct Holdings, Inc., was incorporated under the laws of the state of Nevada on July 21, 1998, under the name Global Tech Capital Corp. (“GTCC”), and began filing public reports with the filing of a registration statement on Form SB-2 on September 4, 2001.  From July 1998 until October 2003, GTCC had minimal business operations.  GTCC was in the development stage and seeking profitable business opportunities.

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

Simply WoW® Laundry Detergent

We recently introduced the Simply WoW® Laundry Detergent into the market and have applied for a trademark. Simply WoW® Laundry Detergent will join Source Direct's family of all-organic, biodegradable cleaning products used in everyday "green" living. The trademark application for the Laundry Detergent is being reconsidered by management, in light of the broad nature of words used in its description.

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

Simply WoW® Auto Care Kit

During the quarter ended December 31, 2006, we introduced our Simply WoW® Auto Care Kit. It is a sampling program that we anticipate will generate brand name recognition and market penetration. It is intended to allow consumers the ability to have cleaning items available in their vehicles. The kit contains 1.25 oz. samples of our cleaning products. We anticipate that the kit can be relabeled for motorcycles, RVs, and private labels for automotive distributorships. We are currently working toward that goal, but do not have a set timeframe for completion of this project.

Simply WoW® for Motorcycles

We recently introduced Simply WoW® for Motorcycles into the market. We now offer a new, green cleaning product for the motorcycle industry. We introduced Simply WoW® for motorcycles at the 67th Annual Motorcycle Rally in Sturgis, South Dakota, August 6-12, 2007. We believe the product is great for all motorcycle paint jobs because it is all organic, restores factory shine and removes bugs. It is safe for virtually all surfaces including black chrome and aftermarket window tint. It contains no harmful agents such as acid, hexane, silicone or petroleum distillates.  As of the date of this Report, the motorcycle kit was selling well. Many of the major companies in the motorcycle industry such as Arlen Ness, Nitro Syndicate, Rat’s Hole and Russell Marlowe, along with West Coast Customs, have placed orders. Other Companies such as British Petroleum, Anderson Nissan and D’Arcy Motors are using Simply WoW® products as a promotional item to help with customer relations.

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

•      West Coast Customs

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

Under the Daymon Associates agreement, Daymon agreed to devote its efforts to the sale of the Company's products during the term of the agreement, which is one year, with automatic one-year renewals unless terminated by either party on 90 days' written notice.  The current term of the Daymon Associates agreement expired April 11, 2007, subject to the automatic renewal. Subsequent to the expiration of this agreement, we have a verbal agreement to renew this arrangement for an extended period of time.  Daymon agreed to provide weekly sales data, by location, as well as analytical reviews of such data. Daymon agreed to devote adequate facilities and personnel to perform the services required in the Agreement.

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

In September 2007, we entered into a representative agreement with West Coast Customs, a California corporation with its principal place of business in California. This Agreement took effect September 19, 2007, and will remain in effect for two years through September 19, 2009. The agreement may be extended by mutual agreement of the parties for an additional two-year period unless a party notifies the other any time before the expiration of the then current terms that it does not wish to extend the term.

Simply WoW® agreed to grant to West Coast Customs the rights to sell, market, and placet Simply WoW®'s Automotive Care products (the "Products") through West Coast Custom's marketing and distribution channels. Simply WoW® will provide to West Coast Customs complimentary Product, in an amount agreed to by the parties, for use in the West Coast Customs shop during the shop's hours of operation. In return, West Coast Customs will provide mentions of the Product and banners advertising the Product in key areas of its shop.

West Coast Customs can purchase Product for resale ("Product for Resale") at the latest distributor price minus 10 percent. West Coast Customs may also distribute to its own retail outlets purchased Product For Resale at whatever price it deems appropriate. Simply WoW® may sell the West Coast Customs Cleaning Line to any and all retailers and resellers.

Simply WoW® shall pay to West Coast Customs a royalty of ten percent (10%) of all gross sales of West Coast Customs Cleaning Line that Simply Wow sells. Royalties shall be paid quarterly.

Simply WoW® shall have the right to promote and advertise West Coast Customs' licensed cleaning products based on its good faith expertise within the cleaning industry.

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

In May 2007, we announced that Simply WoW® added one more venue that will further increase brand name awareness by entering the World Series of Off Road Racing. Simply WoW®, is a new entry in Off Road Racing, and Probst Motor sports, having over 190 Career Victories and 16 Class championships, have teamed up for the 2007 season. We will debut the Simply WoW® Off Road Racing team at the inaugural event in Owatonna, Minnesota, in November, 2007. Kevin Probst and the Simply WoW team finished 3rd overall for the season, and all the races will be shown on Speed T.V. starting November 3, 2007. There will be eighteen races in all and can be viewed weekly on the Speed Channel ending on March 22, 2008.  We believe these events will help develop brand awareness for our product line.

In August 2007, we introduced Simply WoW® for motorcycles at the 67th Annual Motorcycle Rally in Sturgis, South Dakota. The Sturgis Motorcycle Rally traditionally attracts more than 450,000 motor cyclists and has grown to become one of the largest motorcycle events. Enthusiasts are drawn to the unique combination of scenic riding, entertainment and camaraderie with fellow bikers.

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

Primary Customers

For the three months ended September 30, 2007, a majority of the Company’s sales were to two different customers. A majority of these sales were for our Stain Pen® product. We received revenues through sales of our products through orders received from ATA Retail Services, and recently we have continued shipments of our Stain Pen® product to Bed Bath and Beyond® retail outlets. Additionally, we have received purchase orders from British Petroleum and Arlen Ness.  We introduced the Green line of Motorcycle care kits at the 67th Annual Sturgis Rally held in Sturgis, South Dakota.  Additionally, we have signed a contract to license our brand with West Cost Customs, which has a show on TLC, “Street Customs.”

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

Employees

As of the date of this Report, we had six full time employees. A majority of our marketing and distribution efforts are handled through the distribution agreements noted above. Our production efforts are also mostly outsourced through our manufacturing arrangement.

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

In August 2007, we launched our new web site which features all the Simply Wow Organic Cleaning Household Products, Simply WoW® Automotive and Motorcycle Cleaning Kits, and Simply WoW® Industrial Products through our Online Store, currently under construction. The new user-friendly site has improved navigation to the Household, Automotive, Motorcycle, and Industrial Products. The on-site icons lead to improved product descriptions and uses. Source Direct's Brand Name Awareness Campaign for the automotive product line can also be viewed. Product purchases are easily made through the Online Store.

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

Financial Condition and Changes in Financial Condition

Three Months ended September 30, 2007 and 2006

Revenues for the three months ended September 30, 2007, totaled $111,244. We received revenues through sales of our products through orders received from ATA Retail Services and recently we have continued shipments of our Stain Pen® product to Bed Bath and Beyond® retail outlets. Additionally, we have received purchase orders from British Petroleum and Arlen Ness. We anticipate receiving additional orders from these sources as well as from the other distribution agreements that are in place, but we can give no assurance that such sales will occur.  Our cost of goods sold for these sales totaled $39,101, which resulted in a gross profit margin of $72,143 or 64.9% of sales. Revenues for the prior year three month period totaled $226,727 with a gross margin of $126,907. The decrease in revenues was attributable to the initial orders during the three months ended September 30, 2006, to the Bed Bath and Beyond® retail outlets for the initial stocking of their inventory of our products.

Operating expenses for the three months ended September, 2007, totaled $167,453. Compensation related expenses were $67,464. Travel, advertising and marketing expenses incurred for product promotion and general business activities totaled $23,301. We incurred $9,704 consulting, legal and accounting related expenses as a result of various marketing efforts and expenses related to fulfilling our filing requirements with the SEC. The remaining expenses were incurred for general business purposes.

Operating expenses for the three months ended September 30, 2006, totaled $261,559. Compensation related expenses were $66,989. Travel, advertising and marketing expenses incurred for product promotion and general business activities totaled $26,580. We incurred $92,148 in consulting, legal and accounting related expenses as a result of various marketing efforts and expenses related to fulfilling our filing requirements with the SEC. The remaining expenses were incurred for general business purposes.

We believe we will continue to incur substantial expenses for the near term as we increase our marketing efforts to introduce our products to the market.

Liquidity and Capital Resources:

Since inception to September 30, 2007, we have funded our operations primarily from the sale of securities and loans.

During the quarter ended September 30, 2007, we sold a total of 260,032 shares of our common stock for total cash proceeds of $90,008. We have utilized the proceeds from these stock sales to fund our various marketing and promotion efforts and general business activities.

We have also funded our operations with loans from shareholders and other individuals. As of September 30, 2007, we were indebted to these note holders for a total amount of $449,116. The notes consist of the following:

•

The Company has borrowed funds for operating purposes from an individual pursuant to a note.  The terms of the note include principal of $50,000.  If the principal and interest was not paid within 60 days of June 15, 2005, then additional interest of 10% annually would be due on original amounts. The Company made a $15,000 payment on the note which was applied to interest and then principal during the current year, leaving a principal balance of $44,779 as of June 30, 2007. This note is currently in default. The Company is working with the individual to work out monthly payment program. The balance on the note as of September 30, 2007, was $44,779.

•

The Company has borrowed funds for operating purposes from another individual in the amount of $100,000. The interest on the loan consisted of a 2% loan fee and 100,000 shares of restricted stock the loan is due on October 15, 2007, or other terms of repayment agreed upon. The balance of the loan at September 30, 2007, was $100,000 and bears a 14% interest rate.  On September 24, 2007, the Company made a payment of $8,416 for the interest on the loan. As of the date of this report, we were working on a contract to repay the loan.

•

The Company has borrowed funds for operating purposes from another individual in the amount of $76,000. The loan is unsecured, due on demand, and non-interest bearing.

•

The Company has borrowed funds for operating purposes from another individual in the amount of $181,031. The loan is unsecured, due on demand, and non-interest bearing.

•

The Company has borrowed funds for operating purposes from another individual in the amount of $15,000. The loan is unsecured, due on demand, and bears a 15% interest rate.

•

The Company has borrowed funds for operating purposes from another individual in the amount of $32,306. The loan is unsecured, due on demand, and bears a 15% interest rate.

On August 22, 2006, the Company sold its new headquarters building for a total sales price of $1,000,000, which resulted in a net profit to the Company of $175,148 net of settlement expenses. In conjunction with the sale, the Company signed a new agreement to lease this facility for 60 months.  The lease agreement calls for monthly payments of $8,333.

In June 2006, we entered into a new factoring arrangement with Riviera Finance. The agreement allowed the Company to receive financing in advance of the collection of certain accounts receivable that were acceptable to Riviera Finance. The accounts that were financed were pledged as collateral for the loans. Riviera withheld a reserve amount of 6% of each invoice submitted which was reimbursed to the Company upon receipt of all funds due under the invoice. In addition, Riviera charged a factoring fee based on the total value of invoices submitted and approved for each month. The maximum amount that could be financed was $200,000 per month. The factoring fee was based on the monthly volume of invoices submitted for financing and ranged from 9% for up to the first $10,000 of financed invoices to 3.9% up to $250,000 of financed invoices. The agreement was for six months and was automatically renewable for additional six month terms unless cancelled by either party. This agreement was terminated on July 28, 2007.

At September 30, 2007, we had cash balances of $12,200 and a net working capital deficit of $351,406. Our cash requirements for the next twelve months will depend significantly on the number of purchase orders we receive for our products and our ability to secure financing for these orders. We anticipate that we will be able to secure either a business loan or other form of financing for any purchase order that exceeds our current ability to fund internally. However, we have no current agreements or arrangements which would provide such funding. We have also not negotiated the terms of any other forms of funding and cannot provide any assurance that the terms will be favorable for the company. We are also unable to predict the number of orders for our products, or if we receive additional orders, the amount of operating profit such orders would generate. Therefore, we are unable to predict our future cash requirements until we secure additional purchase orders.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 9, 2005, Source Direct Holdings, Inc., filed a lawsuit in the Third Judicial District Court in Salt Lake County, Utah, Civil No. 050921794, against Integritas, Inc., International Marketing Group, Inc., Corporate Capital, Inc., Jonquil International, Inc., Asset Growth Strategies, Inc., Reyna Enterprises, Inc., OmniCap, Inc., Phillip Flynn and Scott Phillip Flynn. The Company’s complaint alleges that it was fraudulently induced by the defendants to enter into certain marketing, consulting, and distribution contracts.  Based on the fraudulent inducement and the Company’s rescission of the contracts, the Company seeks to recover the approximately 320,000 shares of Source Direct stock that were issued to the defendants pursuant to the contracts.  The defendants have counterclaimed against Source Direct, alleging that Source Direct was not authorized to place a stop hold order on the shares issued to the defendants, and that that Source Direct is liable for any decline in the market value of the stock that occurred after September 7, 2005.

The Company filed a motion for a writ of attachment in order to prevent the defendants from transferring the shares.  The district court granted the motion and entered a writ of attachment, to be secured by a bond in the amount of $480,000, which Source Direct filed on December 16, 2005.  Pursuant to the writ of attachment, the defendants tendered into the court’s possession 20,000 shares of Source Direct stock on January 24, 2006, and 282,000 additional shares of Source Direct stock on February 7, 2006.  The tendered shares of stock will remain in the court’s custody until the final disposition of the litigation or until further order of the court.

The Company denies that it is liable to the defendants and intends to defend vigorously against the counterclaim and prosecute its own claims for affirmative relief against the defendants.

Gordon Sage v. Source Direct, Inc., Source Direct Holdings, Inc., and Deren Smith, US. District Court, District of Idaho, Case No. CIV06-82-E-BLW.  On April 13, 2006, we were served with a complaint filed by Gordon Sage against Source Direct, Inc., Source Direct Holdings, Inc., and Deren Smith, alleging claims including breach of contract, misrepresentations, civil conversion, tortious interference, negligence, employment discrimination, and seeking damages of approximately $470,000, plus other unspecified damages and attorneys’ fees.  We filed an answer and counterclaim, denying the plaintiff’s allegations and bringing claims against Mr. Sage, including breach of contract, civil conversion, breach of fiduciary duty, tortious interference, and punitive damages.   In October 2007, we entered into a settlement agreement with Sage, pursuant to which we agreed to pay, and Sage agreed to accept as payment in full settlement, Fifty Thousand Dollars ($50,000) over two years, ending in September 2009.  We agreed to make an initial payment of $7,500 on November 15, 2007, and we agreed with Sage that within ten days of that payment’s being made, the case would be dismissed with prejudice.  We also agreed that in the event that we fail to make a payment and to cure such failure within the provided time period, Sage could file a Consent to Entry of Judgment in the amount of $50,000, minus any amounts paid through the filing of the consent.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 16, 2006, the Company’s Board of Directors and a majority of the Company’s shareholders approved a reverse split of its common stock on the basis of 1 share for each 25 shares outstanding. This stock split is reflected in the current year financial statements presented herein.

During the fiscal year ended June 30, 2006, the Company sold a total of 290,263 shares of its common stock for total cash proceeds of $418,829. In addition, the Company issued 44,384 shares upon the exercise of common stock warrants for total cash proceeds of $138,700.

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

During the quarter ended September 30, 2007, the Company sold 260,032 of its common stock to two individuals for $90,008 in cash. In conjunction with these transactions, the Company issued 260,032 common stock warrants.

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

ITEM 6. EXHIBITS

a.  Exhibits

10.1

Product License and Co-Branding Agreement between Source Direct Holdings, Inc., and West Coast Customs dated September 19, 2007.

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

(Registrant) Source Direct Holdings, Inc.

Date: November 14, 2007	By: /s/ Deren Z. Smith
Deren Z. Smith, President (Principal executive officer)

Date: November 14, 2007	By: /s/ Kevin Arave
Kevin Arave, Treasurer (Principal financial officer and Principal accounting officer)