Form 10QSB
period 2007-12-31
SOURCE DIRECT HOLDINGS INC
filed 2008-02-19
CIK 1083661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 7, 2008, the Company had outstanding 9,044,516 shares of its common stock, no par value.

Transitional Small Business Disclosure Format (check one):     Yes ☐         No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

Source Direct Holdings, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2007	June 30, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$9,892	$3,215
Accounts receivable	36,724	31,963
Inventory	240,445	257,095
Total Current Assets	287,061	292,273

Property and Equipment
Property and equipment	101,843	101,843
Less: Accumulated depreciation	(49,679)	(41,809)
Net Property and Equipment	52,164	60,034

Other Assets
Deposits	8,333	8,333
Intangible assets	115,000	115,000
Accumulated amortization	(31,306)	(27,473)
Net Other Assets	92,027	95,860

TOTAL ASSETS	$431,252	$448,167

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$190,061	$138,880
Accrued expenses	40,796	69,351
Deferred gain on sale of asset	36,941	36,941
Notes payable	556,441	393,810
Total Current Liabilities	824,239	638,982

Long-Term Liabilities
Deferred gain on sale of asset	98,509	116,979
Total Long-Term Liabilities	98,509	116,979

Total Liabilities	922,748	755,961

Stockholders' Equity (Deficit)
Common stock -- $.001 par value; 200,000,000 shares authorized; 9,044,516 and 8,589,484 issued and outstanding, respectively	9,044	8,589
Additional paid-in capital	7,281,410	7,117,805
Accumulated deficit	(7,781,950)	(7,434,188)
Total Stockholders' Equity (Deficit)	(491,496)	(307,794)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$431,252	$448,167

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Condensed Consolidated Statements of Operations

 (Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	31-Dec-07	31-Dec-06	31-Dec-07	31-Dec-06
		(Restated)		(Restated)
Revenues	$31,462	$65,409	$142,706	$292,136
Cost of Goods Sold	41,763	27,979	80,864	127,799
Gross Profit	(10,301)	37,430	61,842	164,337

General and admin. Expense	240,511	1,704,759	407,964	1,966,318

Loss from Operations	(250,812)	(1,667,329)	(346,122)	(1,801,981)

Other income (expense)	9,235	9,235	18,470	13,852
Interest income (expense)	(10,337)	(1,344)	(20,110)	(6,378)

Net Loss	$(251,914)	$(1,659,438)	$(347,762)	$(1,794,507)

Net Loss per share	(0.03)	(0.29)	(0.04)	(0.38)

Weighted average number of shares outstanding	8,799,516	5,742,045	8,669,854	4,780,187

See accompanying notes to financial statements.

SOURCE DIRECT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the six month periods ended December 31, 2007 and 2006
(Unaudited)

	Six Months Ended 31-Dec-07	Six Months Ended 31-Dec-06
Cash Flow Used for Operating Activities		(Restated)
Net Income (Loss)	$(347,762)	$(1,794,507)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	7,870	11,544
Amortization expense	3,833	3,834
Issued stock for services	-	1,920,714
Deferred Gain on sale of Assets	(18,470)	161,296
(Increase)/decrease in trade receivables	(4,761)	33,414
(Increase)/decrease in inventory	16,650	(5,567)
(Increase)/decrease in prepaid expenses	-	(101,290)
(Increase)/decrease in deposits	-	(208,333)
Increase/(decrease) in accounts payable	51,181	(1,776)
Increase/(decrease) in accrued liabilities	(28,555)	(1,796)
Net Cash Flows Used for Operating Activities	(320,014)	17,533

Cash Flows used for Investing Activities
Sale of property	-	751,516
Purchase equipment	-	(14,965)
Net Cash Flows Used for Investing Activities	-	736,551

Cash Flows used for Financing Activities
Proceeds from shareholder loans	212,806	-
Payments on shareholder loans	(50,175)	-
Net borrowing (payments) on long-term debt	-	(763,962)
Increase (decrease) in note payable	-	(17,846)
Proceeds from stock issuance	164,060	28,000
Net Cash Flows Used for Financing Activities	326,691	(753,808)

Net Increase / (Decrease in cash	6,677	276
Beginning Cash Balance	3,215	-

Ending Cash Balance	$9,892	$276

Supplemental Disclosures
Interest paid	$20,110	$6,378
Income taxes paid	-	-
Shares and share equivalents issued for expenses	-	-

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2007

(Unaudited)

Note 1

ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

Interim financial statements- The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of December 31, 2007. There has not been any change in the significant accounting policies of Source Direct Holdings, Inc., for the periods presented. The results of operations for the three month and six months periods ended December 31, 2007, are not necessarily indicative of the results for a full-year period.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, filed with the U.S. Securities and Exchange Commission (the “SEC”).

Note 2

INVENTORY

Inventories are stated at lower of cost or market and consist of the following:

Raw Materials	$182,113
Finished Goods	58,332

Total Inventory	$240,445

Note 3

ISSUANCE OF COMMON SHARES AND WARRANTS

During the period from July 1, 2007, through December 31, 2007, 455,032 additional shares of common stock and 260,032 warrants were issued. The Company received $164,060 in proceeds.

Note 4

NOTES PAYABLE

On January 13, 2006, an amendment was executed upon the note secured by a deed of trust on the Company’s building located at 4323 N. Commerce Circle, Idaho Falls, Idaho, 83401.  Effective January 14, 2006, the amendment changed the following loan components for the remaining principal of $763,594.09:  accruing interest was changed from 8.5% to 11.25%, and monthly payments were changed from $5,882.19 to $6,681.45, of which the first payment was due on February 3, 2006. The amendment further stated that no principal payments could be made unless in full.  A late fee of 5% would be charged on any amount overdue by 30 days.  The Company was to transfer 160,000 shares of the Company’s common stock to the creditor in lieu of warrants given as part of the original loan transaction. In August 2006, the Company sold the building and the note was paid in full.

The Company has borrowed funds for operating purposes from an individual pursuant to a note.  The terms of the note include principal of $50,000, and the note bears a 10% interest rate.  If the principal was not paid within 60 days of June 15, 2005, then interest of 10% annually would be due on original amounts. The Company made a $15,000 payment on the note which was applied to interest and then principal during the current year, leaving a principal balance of $44,779 as of June 30, 2007. This note is currently in default. The Company is working with the individual to work out a monthly payment program. The balance on the note ending December 31, 2007, was $44,779.

The Company has borrowed funds for operating purposes from another individual in the amount of $100,000.  We entered into this loan transaction on July 24, 2007.  In connection with this loan, we paid a 2% loan fee and issued a note, due October 15, 2007, that bears interest at 14%.  In connection with the transaction, we also issued 100,000 shares of restricted stock.  On September 24, 2007, the Company made a payment of $8,416 for the interest on the loan.  The loan was due on October 15, 2007.  The principal balance of the note at December 31, 2007, was $100,000. As of the date of this report, we were working on a contract to repay the note.

The Company has borrowed funds for operating purposes from another individual in the amount of $76,000. The loan is unsecured, due on demand, and non-interest bearing.  The Company repaid $5,000 during the period ended December 31, 2007, and the remaining unpaid balance at December 31, 2007, was $71,000.

The Company has borrowed funds for operating purposes from another individual in the amount of $181,031. The loan is unsecured, due on demand, and non-interest bearing.

The Company has borrowed funds for operating purposes from another individual in the amount of $32,306. The loan is unsecured, due on demand, and bears a 15% interest rate. The unpaid balance at December 31, 2007, was $9,631.

The Company has borrowed funds for operating purposes from another individual in the amount of $150,000. The loan is unsecured, due on demand, and bears a 2% interest rate. The unpaid balance at December 31, 2007, was $150,000.

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

Note 6

GOING-CONCERN

The Company has accumulated losses since inception totaling $7,781,950 and was still developing operations as of December 31, 2007.  Financing for the Company’s activities to date has been provided primarily by the issuance of stock, by advances from Stockholders, and by borrowing funds.  The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized.  Management’s plans are to continue the development of the Company’s principal operations.  Should management be unsuccessful in developing the Company’s operating activities, the Company may experience material adverse effects.

Note 7

REVERSE STOCK SPLIT AND STOCK ISSUANCES

On November 16, 2006, the Company’s Board of Directors and majority of the Company’s shareholders approved a reverse split of the Company’s common stock on the basis of 1 share for each 25 shares outstanding.  This stock split is reflected in the current year financial statements presented herein.

Note 8

RESTATEMENT

The Company has restated its financial statements for the six month period ended December 31, 2006. The Company determined that generally accepted accounting principles had not been followed for the recording of certain types of transactions. The type and impact of the changes to these transactions are as follows:

On August 22, 2006, the Company sold its new headquarters building for a total sales price of $1,000,000, which resulted in a net profit to the Company of $175,148 net of settlement expenses. In conjunction with the sale, the Company signed a new agreement to lease this facility for 60 months. The Company erroneously reported the entire gain of $175,148 in its financial statements for the six month period ended December 31, 2006 instead of deferring the gain and amortizing the balance over the term of the new lease agreement as required by generally accepted accounting principles. The amortized portion of the gain should have been reported as $13,852 with the remaining balance of $170,852 being recorded as a deferred gain in the balance sheet. The restatement has been reflected in the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Quarterly Report contains forward-looking statements about the business, financial condition and prospects of Source Direct Holdings, Inc. (“we” or the “Company”), that reflect management’s assumptions and beliefs based on information available at the time of the preparation of this Report.  Additionally, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer, or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project or projected," or similar expressions are intended to identify "forward-looking statements."  Statements relating to business or financial projections or estimates, potential business strategies, product pricing or marketing strategies, future financing opportunities, or related topics may also constitute forward-looking statements.  Such statements are qualified in their entirety by reference to and are accompanied by the below discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.  The Company disclaims any obligation or intention to update any forward-looking statement.

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

SUMMARY OF OUR BUSINESS

In connection with the Merger, we acquired the formulas for two cleaning products. These products are Simply Wow® and Stain Pen®. The formulas for these products were developed by Deren Z. Smith, the President of Source Direct and one of its directors.  Kevin Arave, the Secretary/Treasurer of Source Direct and a director, also assisted in the funding for the development of the formulas.  Any and all rights and interests of these parties in and to the formulas or the trademarks were transferred to the Company for 460,000 shares each of SDI. These shares converted into 700,000 common shares of the Company as a result of the Merger. These shares were issued on a pre-split basis.  Additionally, the Company has developed new products based on the formulas acquired.

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

Odors are caused by organisms that send off molecules that a person’s nose detects. Air fresheners try to overpower odors by covering them up. Fabric refreshers try to remove odors, but Simply WoW® Odor Annihilator® goes further by removing the source of the odor so that it doesn't return.  Typical odor control consists of perfumes or other masking agents that are applied to hide odors.  This, however, does not decrease the odor itself, but adds to it in an effort to make it less objectionable.  Unfortunately, the odor often becomes overpowering, or only less objectionable than before.  Odor Annihilator® annihilates the source of the odor in two steps. First, it applies a fast-acting neutralizer that binds the odor-causing molecules.  This reduces their volatility and prevents them from becoming airborne.  Then, a special select bacteria degrades the odor-causing molecules, destroying them by converting them into microbial cell components, carbon dioxide and water, thereby eliminating the odor at its source.

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

Impossible Shine™

We recently introduced Impossible Shine™ for autos, trucks, recreational vehicles, aircraft, off road vehicles and bikes.  Impossible Shine™ contains no petroleum distillates, oils, or silicones.  Impossible Shine™ dries to the touch in seconds. We believe that this new product has superior UV blockers to protect against ozone and the drying effects of the sun. We believe some of the important attributes of this product are as follows:

•

Impossible Shine™ does not to leave any oily or sticky residue that will attract dust and dirt.

•

It contains an antistatic formula to easily remove dust and dirt when washed.

•

It has 300% elasticity, allowing adhesion to the surface where it is being applied whether it is leather, vinyl or rubber.

•

It is formulated as a water-based coating which allows for the easy clean up.

•

It is environmentally safe and fits the Simply WoW® Automotive detail line.

•

It is a super thin coating that will not build up a residue even after repeated applications.

•

It stands up to repeated high-pressure washes.

•

Impossible Shine™ creates a semi gloss (1 to 2 coats) or a high gloss finish (3 to 4 coats).  Application is easy as it is applied with an applicator sponge, or a lint free cloth.

•

It allows for absorption into cracks and crevices to seal and protect.

•

One 8 oz. bottle of Impossible Shine™ will coat approximately 10 passenger tires allowing for 2 coats per tire, and less product is required for touch-ups.

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

The agreement with Bridgeworks was not renewed due to lack of marketing production.

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

The Company agreed to grant to West Coast Customs the rights to sell, market, and place Simply WoW® Automotive Care products (the "Products") through West Coast Custom's marketing and distribution channels. The Company will provide to West Coast Customs complimentary Product, in an amount agreed to by the parties, for use in the West Coast Customs shop during the shop's hours of operation. In return, West Coast Customs will provide mentions of the Product and banners will advertise the Product in key areas of its shop.

West Coast Customs can purchase Product for resale ("Product for Resale") at the latest distributor price minus 10 percent. West Coast Customs may also distribute to its own retail outlets purchased Product For Resale at whatever price it deems appropriate. The Company may sell the West Coast Customs Cleaning Line to any and all retailers and resellers.

The Company agreed to pay to West Coast Customs a royalty of ten percent (10%) of all gross sales of West Coast Customs Cleaning Line that the Company sells. Royalties shall be paid quarterly.

The Company has the right to promote and advertise West Coast Customs' licensed cleaning products based on its good faith expertise within the cleaning industry.

In addition to the above agreements, we also utilize internal marketing efforts to advertise and distribute our products.

Our internal marketing staff recently entered into a verbal arrangement with Bi-Mart Membership Discount Stores for the distribution of our products. We do not have any formal agreements with Bi-Mart, and they are not obligated to purchase any of our products. The Company has begun shipments of our proprietary 3-ounce Stain Pen® to all Bi-Mart Membership Discount Stores throughout the northwest region.

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

In April 2007, we announced that Simply WoW® would sponsor Roush Fenway Racing's No. 99 Ford Fusion in the ARCA RE/MAX Series at Kansas Speedway on April 27, 2007, and at Kentucky Speedway on May 12, 2007.  We believe that these types of sponsorship deals give our brand name products greater visibility in the automotive arena.

In March 2006, Source Direct became a sponsor for the Simply WoW® Lacey Racers, the only all-female professional race team competing for more than $250,000 in prize money in the National Guard Great Race 2006, the world’s richest, transcontinental vintage car rally. The event began June 24, 2006, in Philadelphia, Pennsylvania; crosses 15 states, with stops in 50 cities; and finished 14 days and 4,200 miles later in San Rafael, California. Through this sponsorship, exposure for Source Direct's Simply WoW® family of organic, biodegradable cleaning products will spanned the continent, with Simply WoW® product sampling taking place at overnight stops in York and Washington, Pennsylvania; Dublin, Ohio; Indianapolis, Indiana; Saint Louis, and Springfield Missouri; Wichita, Kansas; Pueblo and Durango, Colorado; Page, Arizona; Tonopah, Nevada; Sacramento, Vallejo, and San Rafael, California; and at free, family-focused activities including parades, local car shows, and festivals throughout the route.

In May 2007, we announced that Simply WoW® added one more venue that will further increase brand name awareness by entering the World Series of Off Road Racing. Simply WoW®, is a new entry in Off Road Racing, and Probst Motor sports, having over 190 Career Victories and 16 Class championships, have teamed up with us for the 2007 season. We debuted the Simply WoW® Off Road Racing team at the inaugural event in Owatonna, Minnesota, in November, 2007. Kevin Probst and the Simply WoW team finished 3rd overall for the season, and all the races were shown on Speed T.V. starting November 3, 2007. There will be eighteen races in all and can be viewed weekly on the Speed Channel ending on March 22, 2008.  We believe these events will help develop brand awareness for our product line.

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

Primary Customers

For the six months ended December 31, 2007, a majority of the Company’s sales were to two different customers. A majority of these sales were for our Stain Pen® product. We received revenues through sales of our products through orders received from ATA Retail Services, and recently we have continued shipments of our Stain Pen® product to Bed Bath and Beyond® retail outlets. Additionally, we have received purchase orders from British Petroleum and Arlen Ness.  We introduced the Green line of Motorcycle care kits at the 67th Annual Sturgis Rally held in Sturgis, South Dakota.  Additionally, we have signed a contract to license our brand with West Cost Customs, which has a show on TLC, “Street Customs.”

We continue to develop many different outlets for our unique line of products.  Our Odor Annihilator®, has been accepted for distribution to over 5,000 major retail outlets nationwide via the highly successful ATA Retail Services network.

In September 2007, we received an initial purchase order for Simply WoW® Cleaner and Degreaser, Simply WoW® Stain Pen® and Simply WoW® Laundry Detergent for delivery by September 15, 2007, to Intermountain Natural LLC of Idaho Falls, Idaho. All three products will be private labeled and shipped to Intermountain Natural and its 14,000 distributors for retail sales. As of February 7, 2008 feedback on the sales are very positive, and Intermountain Natural is considering adding additional products to there line that will be supplied by the Company.

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

Employees

As of the date of this Report, we had six full time employees. A majority of our marketing and distribution efforts are handled through the distribution agreements noted above. Our production efforts are also mostly outsourced through our manufacturing arrangement.  We believe that our relationships with our employees are good.

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

Financial Condition and Changes in Financial Condition

RESTATEMENT

In accordance with Financial Accounting Standards Board (“FASB”) Statement 154, the Company has restated its financial statements for the three and six month periods ending December 31, 2006. The Company determined that generally accepted accounting principles had not been followed for the recording of certain types of transactions. The type and impact of the changes to these transactions are as follows:

On August 22, 2006, the Company sold its new headquarters building for a total sales price of $1,000,000, which resulted in a net profit to the Company of $175,148 net of settlement expenses. In conjunction with the sale, the Company signed a new agreement to lease this facility for 60 months. The Company erroneously reported the entire gain of $175,148 in its financial statements for the three month period ended September 30, 2006, instead of deferring the gain and amortizing the balance over the term of the new lease agreement as required by generally accepted accounting principles. The amortized portion of the gain should have been reported as $4,617 with the remaining balance of $170,531 being recorded as a deferred gain in the balance sheet.

  As noted below, the restatement was also reflected in the financial statements in the quarterly report for the period ended September 30, 2007, in the quarterly report for the period ended March 31, 2007, as amended, and is restated in this report.

By way of background, in May 2007, the Company received notice from the SEC that the Commission’s Staff had reviewed certain of the Company’s periodic filings and had several comments relating to the financial statements and notes included in the Company’s annual report for the year ended June 30, 2006.

In connection with preparing its response to the Staff’s comment letter, on June 15, 2007, the Company’s Board of Directors concluded that the consolidated financial statements included in the Company’s quarterly reports on Form 10-QSB for the quarters ended September 30, 2006, December 31, 2006, and March 31, 2007, should no longer be relied upon due to errors contained therein.  After consultation with the Company’s management and the Company’s former independent registered public accounting firm, Mantyla McReynolds (“Mantyla”), the Board of Directors determined that restatements of the consolidated financial statements for the affected periods were required. These restatements relate to the deferred gain on the sale of the Company’s headquarters and manufacturing building which took place in August 2006.

As a result of these errors, the Company’s condensed consolidated statements of operations for the quarters ended March 31, 2006, and September 30, 2006, have been corrected in subsequent filings by the Company.  The information relating to the deferred gain on the sale of the building in the Company’s quarterly report for the period ending September 30, 2006, was corrected in the quarterly report for the period ending September 30, 2007.  Additionally, the information relating to the deferred gain on the sale of the building in the Company’s quarterly report for the period ending March 31, 2006, was corrected in an amended quarterly report on Form 10-QSB/A for the period ending March 31, 2007, filed June 21, 2007.  Similarly, the information relating to the deferred gain on the sale of the building in the Company’s quarterly report for the period ending December 31, 2006, has been corrected in this filing.

During the three quarterly filing periods (September 30, 2006, December 31, 2006, and March 31, 2007) that the net gain was realized from the sale of the building, the gain was recognized as a reduction to the Company’s rent expense. The remaining balance will be deferred and recognized in the future periods as per the guidance found in SFAS 13, Accounting for Leases.

The Company’s Chief Executive Officer and Chief Financial Officer, under authority granted to them by the board of directors, discussed all of the foregoing and reviewed it with HJ & Associates, LLC, our independent registered public accounting firm.  (As disclosed by the Company in a Current Report filed June 28, 2007, Mantyla resigned as our independent public accounting firm as of June 18, 2007.  On June 27, 2008, the Company engaged HJ& Associates, LLC, as its new independent public accounting firm.)

In connection with responding to the Staff’s comments in the review, and in light of the corrections required to the accounting treatment of the deferred gain on the sale of the building, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s controls and procedures were not effective as of the dates of the reviews conducted in connection with the periods ending September 30, 2006, December 31, 2006, and March 31, 2007, although at the time, the Company’s executive officers believed that such controls and procedures were effective.  Management of the Company has taken and intends to take steps to improve the effectiveness of its disclosure controls and procedures, including working with outside contract accountants in connection with reviewing the financial information and preparing financial statements of the Company; continuing to improve our working relationship with HJ & Associates; and implementation of better systems, methods, and software for tracking and recording the Company’s transactions. With these changes in the Company’s controls and procedures, management believes that past material deficiencies can be cured and will not be repeated.

Six Months ended December 31, 2007 and 2006

Revenues for the six months ended December 31, 2007, totaled $142,706. We received revenues through sales of our products through orders received from ATA Retail Services and recently we have continued shipments of our Stain Pen® product to Bed Bath and Beyond® retail outlets. Additionally, we have received purchase orders from British Petroleum and Arlen Ness. We anticipate receiving additional orders from these sources as well as from the other distribution agreements that are in place, but we can give no assurance that such sales will occur.  Our cost of goods sold for these sales totaled $80,864, which resulted in a gross profit margin of $61,842 or 43.3% of sales. Revenues for the prior year six month period totaled $292,136 with a gross margin of $164,337. The decrease in revenues was attributable to the initial orders during the six months ended December 31, 2006, to the Bed Bath and Beyond® retail outlets for the initial stocking of their inventory of our products.

Operating expenses for the six months ended December 31, 2007, totaled $407,964. Compensation related expenses were $127,802. Travel, advertising and marketing expenses incurred for product promotion and general business activities totaled $77,120. We incurred $47,396 in consulting, legal and accounting related expenses as a result of various marketing efforts and expenses related to fulfilling our filing requirements with the SEC. The remaining expenses were incurred for general business purposes.

Operating expenses for the six months ended December 31, 2006, totaled $1,966,318. Compensation related expenses were $157,998. We incurred a non-cash charge of $139,875 for the issuance of shares of common stock for board of director services. Travel, advertising and marketing expenses incurred for product promotion and general business activities totaled $323,295 of which $122,440 were non-cash charges for issuances of common stock for services in lieu of cash. We incurred $44,673 consulting, legal and accounting related expenses as a result of various marketing efforts and expenses related to fulfilling our filing requirements with the SEC. We also incurred $1,200,000 in a non-cash charge for the issuance of common shares to officers of the Company for research and development expenses during the six month period. The remaining expenses were incurred for general business purposes. In addition, as discussed in the section “Restatement”, we restated our financial statements.

We believe we will continue to incur substantial expenses for the near term as we increase our marketing efforts to introduce our products to the market.

Liquidity and Capital Resources:

Since inception to December 31, 2007, we have funded our operations primarily from the sale of securities and loans.

During the six months ended December 31, 2007, we sold a total of 455,032 shares of our common stock for total cash proceeds of $155,008. We have utilized the proceeds from these stock sales to fund our various marketing and promotion efforts and general business activities.

We have also funded our operations with loans from shareholders and other individuals. As of December 31, 2007, we were indebted to these note holders for a total amount of $556,441. The notes consist of the following:

•

The Company has borrowed funds for operating purposes from an individual pursuant to a note.  The terms of the note include principal of $50,000.  If the principal and interest was not paid within 60 days of June 15, 2005, then additional interest of 10% annually would be due on original amounts. The Company made a $15,000 payment on the note which was applied to interest and then principal during the current year, leaving a principal balance of $44,779 as of June 30, 2007. This note is currently in default. The Company is working with the individual to work out monthly payment program. The balance on the note as of December 31, 2007, was $44,779.

•

The Company has borrowed funds for operating purposes from another individual in the amount of $100,000.  We entered into this loan transaction on July 24, 2007.  In connection with this loan, we paid a 2% loan fee and issued a note, due October 15, 2007, that bears interest at 14%.  In connection with the transaction, we also issued 100,000 shares of restricted stock.  On September 24, 2007, the Company made a payment of $8,416 for the interest on the loan.  The loan was due on October 15, 2007.  The principal balance of the note at December 31, 2007, was $100,000. As of the date of this report, we were working on a contract to repay the note.

•

The Company has borrowed funds for operating purposes from another individual in the amount of $76,000. The loan is unsecured, due on demand, and non-interest bearing.  The balance on the note as of December 31, 2007, was $71,000.

•

The Company has borrowed funds for operating purposes from another individual in the amount of $181,031. The loan is unsecured, due on demand, and non-interest bearing.

•

The Company has borrowed funds for operating purposes from another individual in the amount of $32,306. The loan is unsecured, due on demand, and bears a 15% interest rate. The unpaid balance at December 31, 2007, was $9,631.

•

The Company has borrowed funds for operating purposes from another individual in the amount of $150,000. The loan is unsecured, due on demand, and bears a 2% interest rate. The unpaid balance at December 31, 2007, was $150,000.

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

At December 31, 2007, we had cash balances of $9,892 and a net working capital deficit of $537,178. Our cash requirements for the next twelve months will depend significantly on the number of purchase orders we receive for our products and our ability to secure financing for these orders. We anticipate that we will be able to secure either a business loan or other form of financing for any purchase order that exceeds our current ability to fund internally. However, we have no current agreements or arrangements which would provide such funding. We have also not negotiated the terms of any other forms of funding and cannot provide any assurance that the terms will be favorable for the company. We are also unable to predict the number of orders for our products, or if we receive additional orders, the amount of operating profit such orders would generate. Therefore, we are unable to predict our future cash requirements until we secure additional purchase orders.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

In connection with our quarterly reports for the quarters ended September 30, 2006, December 31, 2006, and March 31, 2007, management carried out an evaluation of the effectiveness of our controls and procedures, and determined, for each of the periods listed, that the controls and procedures were effective.  However, subsequent to the filing of those reports, we received notice from the SEC that the Commission’s Staff had reviewed certain of our periodic filings and had several comments relating to the financial statements and notes included in the Company’s reports.  Following a consultation with our accountants and the SEC staff, our Board of Directors concluded that the consolidated financial statements included in our quarterly reports on Form 10-QSB for the quarters ended September 30, 2006, December 31, 2006, and March 31, 2007, should no longer be relied upon due to errors contained therein.  After consultation with the Company’s management and the Company’s independent registered public accounting firm, Mantyla McReynolds (“Mantyla”), the Board of Directors determined that restatements of the consolidated financial statements for the affected periods were required. These restatements relate to the deferred gain on the sale of the Company’s headquarters and manufacturing building which took place in August 2006.

In connection with responding to the SEC staff’s comments in the review, and in light of the corrections required to the accounting treatment of the deferred gain on the sale of the building, our Chief Executive Officer and Chief Financial Officer determined that our controls and procedures were not effective as of the dates of the reviews conducted in connection with the periods ending September 30, 2006, December 31, 2006, and March 31, 2007, although at the time, the Company’s executive officers believed that such controls and procedures were effective.  Management of the Company has taken and intends to take steps to improve the effectiveness of its disclosure controls and procedures, including working with outside contract accountants in connection with reviewing the financial information and preparing financial statements of the Company; continuing to improve our working relationship with our current certified public accounting firm, HJ & Associates; and implementation of better systems, methods, and software for tracking and recording the Company’s transactions. With these changes in our controls and procedures, management believes that past material deficiencies can be cured and will not be repeated.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. The Company believes that there is a material weakness in its internal controls regarding the ability to timely prepare its financial statements. Management is currently addressing this weakness and intends to resolve the issues prior to its next filing.  The Company has taken and intends to take additional steps to remedy this weakness including better communications with HJ & Associates, additional assistance from contract accountants in preparing and tracking financial statements and transactions, and implementing new systems, methods, and software for tracking and recording transactions.

The changes in the Company’s internal control over financial reporting that occurred in the period covered by this report that could materially affect, or could be reasonably likely to affect, the Company’s internal control over financial reporting, consist solely of those discussed above.

(b) Changes in Internal Controls. As noted above, management of the Company has taken and intends to take steps to improve the effectiveness of its disclosure controls and procedures, and to remedy the material weakness in the Company’s internal controls over financial reporting including working with outside contract accountants in connection with reviewing the financial information and preparing financial statements of the Company; continuing to improve our working relationship with our current certified public accounting firm, HJ & Associates; and implementation of better systems, methods, and software for tracking and recording the Company’s transactions.  The Certifying Officers have discussed the implementation of each of the changes with the Company’s Board of Directors.

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

During the six months ended December 31, 2007, the Company sold 455,032 of its common stock to five individuals for $155,008 in cash. In conjunction with these transactions, the Company issued 260,032 common stock warrants.

For each of these transactions, the Company relied on an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933 and the regulations promulgated thereunder.

We have utilized the funds received from the stock sales for our various marketing and promotion efforts and general working capital and business activities.

ITEM 5. OTHER INFORMATION

None

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

(Registrant) Source Direct Holdings, Inc.

Date: February 19, 2008	By: /s/ Deren Z. Smith
Deren Z. Smith, President (Principal executive officer)

Date: February 19, 2008	By: /s/ Kevin Arave
Kevin Arave, Treasurer (Principal financial officer and Principal accounting officer)