Form 10QSB
period 2008-03-31
SOURCE DIRECT HOLDINGS INC
filed 2008-05-15
CIK 1083661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 11, 2008, the Company had outstanding 10,715,630 shares of its common stock, no par value.

Transitional Small Business Disclosure Format (check one):     Yes ☐         No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

Source Direct Holdings, Inc.

Condensed Consolidated Balance Sheets

March 31, 2008

	31-Mar-08	30-Jun-07
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$4,023	$3,215
Accounts receivable	25,574	31,963
Inventory	247,039	257,095
Total Current Assets	276,636	292,273

Property and Equipment
Property and equipment	101,843	101,843
Less: Accumulated depreciation	(53,614)	(41,809)
Net Property and Equipment	48,229	60,034

Other Assets
Deposits	8,333	8,333
Intangible assets	115,000	115,000
Accumulated amortization	(33,223)	(27,473)
Net Other Assets	90,110	95,860

TOTAL ASSETS	$414,975	$448,167

See accompanying notes to financial statements

Source Direct Holdings, Inc.

Condensed Consolidated Balance Sheets

March 31, 2007

(continued)

	31-Mar-08	30-Jun-07
	(Unaudited)	(Audited)
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$193,574	$138,880
Accrued expenses	6,906	69,351
Deferred gain on sale of asset	36,941	36,941
Notes payable	457,310	393,810
Total Current Liabilities	694,731	638,982

Long-Term Liabilities
Deferred gain on sale of building	89,274	116,979
Total Long-Term Liabilities	89,274	116,979

Total Liabilities	784,005	755,961

Stockholders' Equity (Deficit)
Common stock -- $.001 par value; 200,000,000 shares authorized; 10,033,812 and 3,818,329 issued and outstanding, respectively	10,033	8,589
Treasury Stock At Cost	(13,835)	-
Additional paid-in capital	7,515,421	7,117,805
Accumulated deficit	(7,880,649)	(7,434,188)
Total Stockholders' Equity (Deficit)	(369,030)	(307,794)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$414,975	$448,167

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Condensed Consolidated Statements of Operations

For the three and nine month periods ended March 31, 2008 and 2007

(Unaudited)

	For the Three Months Ended 31-Mar-08	For the Three Months Ended 31-Mar-07	For the Nine Months Ended 31-Mar-08	For the Nine Months Ended 31-Mar-07
Revenues	$37,912	$117,849	$180,618	$409,985
Cost of goods sold	18,735	37,877	99,599	165,676
Gross Profit	19,177	79,972	81,019	244,309

General and administrative expense	121,476	299,061	529,440	2,253,702

Income (Loss) from Operations	(102,299)	(219,089)	(448,421)	(2,009,393)

Other income	9,236	-	27,706	-
Interest expense	(45,856)	(1,459)	(25,746)	(7,837)

Net Income (Loss)	$(138,919)	$(220,548)	$(446,461)	$(2,017,230)

Net Loss per share	$(0.02)	$(0.03)	$(0.05)	$(0.34)

Weighted Average Number of shares outstanding	8,909,484	8,191,091	8,909,484	5,900,557

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine month periods ended March 31, 2008 and 2007

(Unaudited)

	For the Nine Months Ended 31-Mar-08	For the Nine Months Ended 31-Mar-07
Cash Flow Used for Operating Activities
Net (Loss)	$(446,461)	$(2,017,230)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	11,805	15,288
Amortization expense	5,750	5,751
(Gain)/loss on sale of property	-	(20,434)
Stock issued for services	-	1,920,714
Decrease in trade receivables	6,389	21,952
(Increase)/decrease in inventory	10,056	(6,179)
(Increase)/decrease in deposits	-	(208,333)
(Increase) in prepaid expenses	-	(22,921)
Increase in accounts payable	54,694	21,336
Increase/(decrease) in accrued liabilities	(62,445)	21,038
Deferred gain on sale of assets	(27,705)	-
Increase/(decrease) in bank overdraft	-	(1,873)
Net Flows Used for Operating Activities	(447,917)	(270,891)

Cash Flows used for Investing Activities
Sale of Property	-	926,664
Purchase equipment	-	(14,965)
Purchase of treasury stock	(13,835)	-
Net Cash Flows Provided (Used) for Investing Activities	(13,835)	911,699

Cash Flows used for Financing Activities
Net borrowing (payments) on long-term debt	-	(763,962)
Increase in note payable	63,500	95,154
Proceeds from stock issuance	399,060	28,000
Net Cash Flow Provided (Used) for Financing Activities	462,560	(640,808)

Net Increase / (Decrease) in cash	808	-
Beginning Cash Balance	3,215	-

Ending Cash Balance	$4,023	$-

Supplemental Disclosures
Interest paid	$25,745	$190
Income taxes paid	$-	$-

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Unaudited)

NOTE 1 - ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

Interim financial statements- The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2008. There has not been any change in the significant accounting policies of Source Direct Holdings, Inc., for the periods presented. The results of operations for the three month and nine months periods ended March 31, 2008, are not necessarily indicative of the results for a full-year period.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, filed with the U.S. Securities and Exchange Commission (the “SEC”).

NOTE 2 - INVENTORY

Inventories are stated at lower of cost or market and consist of the following:

Raw Materials	$185,643
Finished Goods	61,396

Total Inventory	$247,039

NOTE 3 - ISSUANCE OF COMMON SHARES AND WARRANTS

During the period from July 1, 2007, through March 31, 2008, 1,444,328 additional shares of common stock and 622,532 warrants were issued. The Company received $399,060 in proceeds.

NOTE 4 - NOTES PAYABLE

On January 13, 2006, an amendment was executed upon the note secured by a deed of trust on the Company’s building located at 4323 N. Commerce Circle, Idaho Falls, Idaho, 83401.  Effective January 14, 2006, the amendment changed the following loan components for the remaining principal of $763,594:  accruing interest was changed from 8.5% to 11.25%, and monthly payments were changed from $5,882 to $6,681, of which the first payment was due on February 3, 2006. The amendment further stated that no principal payments could be made unless in full.  A late fee of 5% would be charged on any amount overdue by 30 days.  The Company was to transfer 160,000 shares of the Company’s common stock to the creditor in lieu of warrants given as part of the original loan transaction. In August 2006, the Company sold the building and the note was paid in full.

The Company has borrowed funds for operating purposes from an individual pursuant to a note.  The terms of the note include principal of $50,000, and the note bears a 10% interest rate.  If the principal was not paid within 60 days of June 15, 2005, then interest of 10% annually would be due on original amounts. The Company made a $15,000 payment on the note which was applied to interest and then principal during the current year, leaving a principal balance of $44,779 as of March 31, 2008. This note is currently in default. The Company is working with the individual to work out a monthly payment program. The balance on the note at December 31, 2007, was $44,779.

The Company has borrowed funds for operating purposes from another individual in the amount of $84,500. The loan is unsecured, due on demand, and non-interest bearing.  The Company repaid $5,000 during the period ended December 31, 2007, and the remaining unpaid balance at December 31, 2007, was $71,000.  During the period ended March 31, 2008 the loan balance increased to $84,500.

The Company has borrowed funds for operating purposes from another individual in the amount of $181,031. The loan is unsecured, due on demand, and non-interest bearing.

The Company has borrowed funds for operating purposes from another individual in the amount of $150,000. The loan is unsecured, due on demand, and bears a 2% interest rate. The unpaid balance at March 31, 2008 and December 31, 2007, was $147,000 and $150,000 respectively.  The loan was converted to 681,818 shares of common stock in April 2008.

NOTE 5 - PROPERTY AND EQUIPMENT

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

NOTE 6 – GOING CONCERN

The Company has accumulated losses since inception totaling $7,880,649 and was still developing operations as of March 31, 2008.  Financing for the Company’s activities to date has been provided primarily by the issuance of stock, by advances from Stockholders, and by borrowing funds.  The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized.  Management’s plans are to continue the development of the Company’s principal operations.  Should management be unsuccessful in developing the Company’s operating activities, the Company may experience material adverse effects.

NOTE 7 - REVERSE STOCK SPLIT AND STOCK ISSUANCES

On November 16, 2006, the Company’s Board of Directors and majority of the Company’s shareholders approved a reverse split of the Company’s common stock on the basis of 1 share for each 25 shares outstanding.  This stock split is reflected in the current year financial statements presented herein.

NOTE 8 – SUBSEQUENT EVENTS

During April 2008, the outstanding $147,000 note payable outstanding at March 31, 2008 was converted to 681,818 shares of common stock.

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

OVERVIEW

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

The Company is a manufacturer of eco-friendly cleaning products for a variety of uses including household, automotive and industrial.  The products offered by the company currently include Simply Wow® All Purpose Cleaner, Stain Pen®, Simply WoW® Odor Annihilator®, Simply WoW® Laundry Detergent, Simply Wow® Tuff Buff™ and Simply WoW® Industrial Cleaner

We have applied for the trademarks to all of our products but have not made application for any patents. Management believes it would be difficult, if not impossible, to duplicate the formulas for the Company’s products. We maintain confidentiality agreements with all parties who have access to the formulas.  Nevertheless, there is no assurance that someone could not duplicate the formulas and directly compete with the company.  The cost of litigating the issue of illegal competition may preclude us from being able to protect the secrecy of the formulas.

The Company's earnings are primarily dependent upon the distribution agreements and ultimately the sales of their products.  Management is in discussion with several nationally recognized retail outlets for potential distribution agreements.  If successful, the Companies revenue should increase significantly with the receipt of the initial purchased order.  However, there can be no guarantees that the revenue will be sustainable until consumer demand for the products can be determined by the retail outlets.  The Company’s competition has significantly more financial resources allowing it to advertise its products to the ultimate consumer putting the Company at a competitive disadvantage.

To address this disadvantage, the Company has initiated a sales campaign aimed at large industrial cleaners.  Many of these companies are looking for eco-friendly products to use in their cleaning process.  Since this market is more focused on the quality of the product and cost and is less likely to be influenced by advertising, the Company believes it can be competitive in this market.

The Company is currently in discussion with various parties in an attempt to increase the capital of the company.  In order to achieve the planned level of growth in both sales and profitability, we anticipate the need for a substantial amount of external capital, either from the sale of securities or incurring of debt, to permit us to execute the next stages of our business plan.  We have no firm commitments or arrangements for this funding and there is no assurance that we will be able to secure the funding necessary to implement the business plan.   At this time, management is uncertain if this process will be successful.

If the Company is not successful, and possibly even if it is successful, in implementing these actions, it may continue to experience operating losses, which would hinder its ability to pay down existing indebtedness, fund future growth and provide returns to stockholders.

Financial Condition and Changes in Financial Condition

RESULTS OF OPERATIONS

Revenues were $38,000 and $118,000 for the three months ended March 31, 2008 and 2007, respectively. Revenues for the nine months ended March 31, 2008 were $181,000, compared to $410,000 for the nine months ended March 31, 2007, a decrease of $229,000 or 56%.

Cost of goods sold for these sales for the three months ended March 31, 208 and 2007 totaled $19,000 and $38,000 which resulted in a gross profit margin of $19,000 and $80,000 for three months ended March 31, 2008 and 2007, respectively.  Cost of goods sold for the nine month period ending March 31, 2008 and 2007 totaled $100,000 and $166,000 with a gross margin of $81,000 and 244,000. The decrease in revenues was attributable to the decrease in orders during the period from Bed Bath and Beyond® for our Stain Pen product.  This was due to several factors including problems with the packaging of the product, a change in display locations within the stores as well as a revised marketing plan for eco-friendly cleaning products at Bed Bath and Beyond®.  Management believes there is significant opportunity to sell additional products to Bed Bath and Beyond® in the future.

General and administrative expenses for the three months ended March 31, 2008 and 2007, totaled $121,000 and $299,000. The decrease of $178,000 was due to a $75,000 decrease in marketing expenses primarily due to lack of available cash to continue with previous marketing strategies.  Compensation related expenses decreased $26,000 as management continued to adjust compensation levels to maintain liquidity within the company. The remaining reductions were dispersed among numerous categories and were attributable to managements diligent monitoring of expenses.

General and administrative expenses for the nine months ended March 31, 2008 and 2007, totaled $529,000 and $2.3 million. The decrease of $1.7 million was due to a $1.2 million decrease in research and development costs and a $140,000 decrease in board of director fees.  These expenses were attributable to stock granted for various services provided to the company by management and the board of directors.  Marketing expenses decreased $327,000 due to lack of available cash to continue with previous marketing strategies.

Liquidity and Capital Resources:

Since inception to March 31, 2008, we have funded our operations primarily from the sale of securities and loans.  During the nine months ended March 31, 2008, we sold a total of 1,444,328 shares of our common stock for total cash proceeds of $399,060. We have utilized the proceeds from these stock sales to fund our various marketing and promotion efforts and general business activities.

We have also funded our operations with loans from shareholders and other individuals. As of March 31, 2008, we were indebted to these note holders for a total amount of $457,310. The notes consist of the following:

•

The Company has borrowed funds for operating purposes from an individual pursuant to a note.  The terms of the note include principal of $50,000, and the note bears a 10% interest rate.  If the principal was not paid within 60 days of June 15, 2005, then interest of 10% annually would be due on original amounts. The Company made a $15,000 payment on the note which was applied to interest and then principal during the current year, leaving a principal balance of $44,779 as of March 31, 2008. This note is currently in default. The Company is working with the individual to work out a monthly payment program. The balance on the note ending December 31, 2007, was $44,779.

•

The Company has borrowed funds for operating purposes from another individual in the amount of $84,500. The loan is unsecured, due on demand, and non-interest bearing.  The Company repaid $5,000 during the period ended December 31, 2007, and the remaining unpaid balance at December 31, 2007, was $71,000.  During the period ended March 31, 2008 the loan balance increased to $84,500.

•

The Company has borrowed funds for operating purposes from another individual in the amount of $181,031. The loan is unsecured, due on demand, and non-interest bearing.

•

The Company has borrowed funds for operating purposes from another individual in the amount of $150,000. The loan is unsecured, due on demand, and bears a 2% interest rate. The unpaid balance at March 31, 2008 and December 31, 2007, was $147,000 and $150,000 respectively.  The loan was converted to 681,818 shares of common stock in April 2008.

On August 22, 2006, the Company sold its new headquarters building for a total sales price of $1,000,000, which resulted in a net profit to the Company of $175,148 net of settlement expenses. In conjunction with the sale, the Company signed a new agreement to lease this facility for 60 months.  The lease agreement calls for monthly payments of $8,333.

At December 31, 2008, we had cash balances of $4,023.  Our cash requirements for the next twelve months will depend significantly on the number of purchase orders we receive for our products and our ability to secure financing for these orders. We anticipate that we will be able to secure either a business loan or other form of financing for any purchase order that exceeds our current ability to fund internally. However, we have no current agreements or arrangements which would provide such funding. We have also not negotiated the terms of any other forms of funding and cannot provide any assurance that the terms will be favorable for the company. We are also unable to predict the number of orders for our products, or if we receive additional orders, the amount of operating profit such orders would generate. Therefore, we are unable to predict our future cash requirements until we secure additional purchase orders.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements,” which replaces and amends various other pronouncements.  This statement establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other pronouncements that fair value is the relevant measurement attribute.  This pronouncement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption is allowed.  Management is in the process of evaluating the effect this pronouncement will have on the financial statements of the Company.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans.”  This pronouncement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income.  Management does not expect this pronouncement to have a material effect on the Company’s results from operations or financial position because the Company does not have a defined benefit plan.

In February 2007, the FASB issued  SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The decision to elect the fair value option may be applied instrument by instrument, is irrevocable and must be applied to the entire instrument and not to specified risks, specific cash flows or portions of that instrument.  An entity is restricted in choosing the date to elect the fair value option for an eligible item.  Management is in the process of evaluating the effect this pronouncement will have on the financial statements of the Company.

In November 2007, the FASB issued SFAS 160, “Non-controlling Interest in Consolidated Financial Statements – an amendment to ARB No. 51.  SFAS 160 changes the way consolidate net earnings are presented.  The standard requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest and will require disclosure on the face of the consolidated statement of earnings amounts attributable to the parent and non-controlling interest.  The adoptions of this statement will result in more transparent reporting of the net earnings attributable to non-controlling interest.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  The statement also requires that a parent recognize a gain or loss in net earnings when a subsidiary is deconsolidated.  Management does not expect this pronouncement to have a material effect on the Company’s results from operations or financial position

ITEM 3.  CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

During the nine months ended March 31, 2008, the Company sold 1,444,328 of its common stock for $399,060 in cash. In conjunction with these transactions, the Company issued 622,532 common stock warrants.

For each of these transactions, the Company relied on an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933 and the regulations promulgated thereunder.

We have utilized the funds received from the stock sales for our various marketing and promotion efforts and general working capital and business activities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

This item is not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

This item is not applicable.

ITEM 5. OTHER INFORMATION.

This item is not applicable.

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

Date:  May 15, 2008

By: /s/ Deren Z. Smith

Deren Z. Smith, President

(Principal executive officer)

Date:  May 15, 2008

By: /s/ Kevin Arave

Kevin Arave, Treasurer

(Principal financial officer and

Principal accounting officer)