Form 10KSB
period 2008-06-30
SOURCE DIRECT HOLDINGS INC
filed 2008-10-14
CIK 1083661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

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

State issuer's revenues for its most recent fiscal year: $216,135.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of October 7, 2008, the aggregate market price of the voting stock held by non-affiliates was approximately $2,055,975.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 7, 2008, the Company had outstanding 11,422,085 shares of its common stock, par value $0.001 per share.

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

SUMMARY OF OUR BUSINESS

In connection with the Merger, we acquired the formulas for two cleaning products. These products are Simply Wow® and Stain Pen®. The formulas for these products were developed by Deren Z. Smith, the President of Source Direct and one of its directors.  Kevin Arave, the former Secretary/Treasurer of Source Direct and a director, also assisted in the funding for the development of the formulas.  Any and all rights and interests of these parties in and to the formulas or the trademarks were transferred to the Company for 11,500,000 shares each of SDI. These shares converted into 17,250,000 common shares of the Company as a result of the Merger. These shares were issued on a pre-split basis.

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

Simply WoW® Odor Annihilator®

We recently introduced the Odor Annihilator® into the market and have applied for a trademark. The Odor Annihilator® is an organic, biodegradable cleaning product designed to eliminate household odors. Odor Annihilator® does more than just remove the odor, it annihilates the source of the odor.  In addition, we have received our Green Seal Certification for this product.

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

PRODUCT DISTRIBUTION

Management believes that the most critical phase of our operations is the marketing of our products. We market our products using both current management personnel and outside independent marketing companies and individuals.  We currently have several outside marketing arrangements, which we consider significant. These agreements are with the following organizations:

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

OTHER AGREEMENTS

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

Primary Customers

For the year ended June 30, 2008, a majority of the Company’s sales were to one customer, ATA Retail Services. A majority of these sales were for our Stain Pen® product. We recently we began shipments of various products to a limited number of Bed Bath and Beyond® retail outlets.

Principal Suppliers

The principal suppliers of the raw materials we use to manufacture our products include Michelman Incorporated, Norman Fox & Co., Chemcentral Inc., and VoPak USA.  We believe that we have good relationships with our suppliers.

Employees

As of the date of this Report, we had two full time employees. A majority of our marketing and distribution efforts are handled through the distribution agreements noted above. Our production efforts are also mostly outsourced through our manufacturing arrangement.

Risk Factors

The short- and long-term success of Source Direct Holdings, Inc. is subject to certain risks, many of which are substantial in nature and outside the control of the Company.  You should consider carefully the following risk factors, in addition to other information contained herein.  All forward-looking statements contained herein are deemed by us to be covered by and to qualify for the safe harbor protection provided by Section 21E of the Private Securities Litigation Reform Act of 1995.  When used in this Report, words such as “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.  Additionally, statements relating to our marketing plans and strategies, product development plans, business growth, and other related business projects may also include forward-looking statements.  You should understand that several factors govern whether any forward-looking statement contained herein will or can be achieved.  Any one of those factors could cause actual results to differ materially from those projected herein.  These forward-looking statements include plans and objectives of management for future operations, including the strategies, plans and objectives relating to the products and the future economic performance of the Company and its subsidiary discussed above.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by Source Direct Holdings or any other person that the objectives or plans of the Company will be achieved.  Source Direct disclaims any obligation or intention to update any forward-looking statement.

The financial statements of the Company include a "Going Concern" Limitation.

The financial statements of the Company have been prepared based upon the assumption that it will achieve a level of profitable operations and/or obtain additional financing.  The Company has not yet established a source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  Since inception and through June 30, 2008, it has had accumulated losses totaling $8,199,676.  If the Company is unable to generate revenues or obtain additional financing prior to the use of its current cash resources, it may be required to cease operations.

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

The Company’s Board of Directors is authorized to issue 200,000,000 shares of common stock which can be issued without shareholder approval, of which 11,422,085 shares were outstanding as of October 7, 2008. Additional common stock may be issued or reserved for issuance on terms and at prices as may be determined by the Board of Directors. Among other things, such authority may make it more difficult for a person to acquire or take over the Company. In turn, this may make it less likely that holders of common stock will receive a premium price for their shares in any attempted take-over transaction.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to stockholders for vote during the fiscal year ended June 30, 2008.

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

As of June 30, 2008, there were 11,272,416 shares of the company’s common stock on a post-split basis outstanding, of which 1,372,193 are free trading shares.

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

QUARTER ENDED	HIGH	LOW
June 30, 2008	$0.33	$0.18
March 31, 2008	$0.70	$0.18
December 31, 2007	$0.70	$0.15
September 30, 2007	$0.15	$0.34
June 30, 2007	$0.51	$0.15
March 31, 2007	$0.30	$0.21
December 31, 2006	$1.25	$0.20
September 30, 2006	$0.45	$0.13

On June 30, 2008, there were approximately 123 stockholders of record of the Company's Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

For the year ended June 30, 2008, the Company issued 2,550,682 shares in exchange $655,000 in cash.  In addition, the Company issued an additional 132,250 shares in exchange for services.

The Board of Directors of the Company has agreed to issue 666,666 shares to the Chief Executive Officer of the Company subsequent to year end.    Mr. Smith has personally sold stock for the purpose of funding company requirements.  This issuance is intended to reimburse the activity.

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

OVERVIEW

The Company is a manufacturer of eco-friendly cleaning products for a variety of uses including household, automotive and industrial.  The products offered by the company currently include Simply Wow® All Purpose Cleaner, Stain Pen®, Simply WoW® Odor Annihilator®, Simply WoW® Laundry Detergent, Simply Wow® Tuff Buff™ and Simply WoW® Industrial Cleaner.

We have applied for the trademarks to all of our products but have not made application for any patents. Management believes it would be difficult, if not impossible, to duplicate the formulas for the Company’s products. We maintain confidentiality agreements with all parties who have access to the formulas.  Nevertheless, there is no assurance that someone could not duplicate the formulas and directly compete with the company.  The cost of litigating the issue of illegal competition may preclude us from being able to protect the secrecy of the formulas.  To enhance its reputation as an eco-friendly supplier of cleaning products, the company has obtained its Green Seal Certification on the Simply Wow® All Purpose Cleaner and Simply WoW® Odor Annihilator®.

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

Financial Condition and Changes in Financial Condition

For years ended June 30, 2008 and June 30, 2007

Overall Operating Results:

Revenues for the year ended June 30, 2008, totaled $216,000, a decrease of 49% over the prior year comparable period.   Cost of goods sold for these sales for the year ended June 30, 2008 and 2007 totaled $190,000 and $163,000, respectively, which resulted in a gross profit margin of $26,000 and $263,000, respectively, for the years ended June 30, 2008 and 2007, respectively The decrease in revenues was attributable to the decrease in orders during the period from Bed Bath and Beyond® for our Stain Pen product.  This was due to several factors, including problems with the packaging of the product, a change in display locations within the stores; as well as a revised marketing plan for eco-friendly cleaning products at Bed Bath and Beyond®.  Management believes there is significant opportunity to sell additional products to Bed Bath and Beyond® in the future.  Subsequent to year end, we started selling the Simply WoW® Odor Annihilator® product to a limited number of stores on a trial basis.  Replacement orders have been placed, but as of thee date of this report, management was unable to determine what the ultimate success of this relationship will be.

General and administrative expenses for the years ended June 30, 2008 and 2007 totaled approximately $759,000 and approximately $4,000,000, respectively. The decrease of $3,241,000 was due to a decrease in various expenses.  The company incurred $1,800,000 in non-cash charges for research and development costs during 2007 in conjunction with the issuance of 1,200,000 shares of our common stock to each of our CEO and CFO for their efforts in developing new products.  No such expense was incurred for the year ended June 30, 2008.  During the year ended June 30, 2007, marketing and advertising expense of $797,323 was incurred compared to $56,823 for the year ended June 30, 2008.   This was the result of the discontinuance of several costly advertising initiatives related to professional auto racing. Compensation-related expenses decreased as well, as management continued to adjust compensation levels to maintain liquidity within the company. The remaining reductions were dispersed among numerous categories and were attributable to management’s diligent monitoring of expenses.

For years ended June 30, 2007 and June 30, 2006

Revenues for the year ended June 30, 2007, totaled $426,259, an increase of 19% over the prior year comparable period. Our primary source of revenue has been our Stain Pen® product, which represented 94% of sales. If for any reason this product becomes un-marketable, the Company would experience significant negative impact on sales. These revenues were primarily generated from purchase orders from various retail stores including Albertsons®, ATA Retail Services and the Flying J Travel Plaza chain, and Bed Bath and Beyond®. We anticipate receiving additional orders from these sources as well as from the other distribution agreements that are in place, but we can give no assurance that such sales will occur.  Our cost of goods sold for these sales totaled $163,197, which resulted in a gross profit margin of $263,062 or 62% of sales. Revenues for the prior year totaled $360,688 with a gross margin of $186,573. Gross profit margin in the prior year was 51% of sales.

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

General and administrative expenses for the year ended June 30, 2006, totaled $1,412,353. Advertising and marketing related expenses were $486,780. These expenses were incurred as a result of our efforts to gain market recognition and acceptance of our products. Compensation related expenses were $316,089. Travel expenses incurred for product promotion and general business activities totaled $59,291. Professional fees for consulting, legal and accounting services were $233,623. The remaining expenses were incurred for general business activities. We believe we will continue to incur substantial expenses for the near term as we increase our marketing efforts to introduce our products to the market.

Liquidity and Capital Resources:

Since inception to June 30, 2008, we have funded our operations primarily from the sale of securities and loans. However as sales have continued to increase, more of the revenues from the sales are used to fund operations.  During the year ended June 30, 2008, we sold a total of 2,550,682 shares of our common stock for total cash proceeds of $655,000. We have utilized the proceeds from these stock sales to fund our various marketing and promotion efforts and general business activities.

We have also funded our operations with loans from shareholders and other individuals. As of June 30, 2008, we were indebted to these note holders for a total amount of $324,557. The notes consist of the following:

•

The Company has borrowed funds for operating purposes from an individual pursuant to a note.  The terms of the note include principal of $50,000, and the note bears a 10% interest rate.  If the principal was not paid within 60 days of June 15, 2005, then interest of 10% annually would be due on original amounts. The Company made a $15,000 payment on the note which was applied to interest and then principal during the current year, leaving a principal balance of $44,779 as of March 31, 2008. This note is currently in default. The Company is working with the individual to work out a monthly payment program. The balance on the note as of June 30, 2008, was $44,779.

•

The Company has borrowed funds for operating purposes from another individual in the amount of $84,500. The loan is unsecured, due on demand, and non-interest bearing.  At the period ended June 30, 2008, the loan balance was $71,000.

•

The Company has borrowed funds for operating purposes from another individual in the amount of $181,031. The loan is unsecured, due on demand, and non-interest bearing.

•

The Company has borrowed funds for operating purposes from several individuals in the amount of $27,747 as of June 30,, 2008. The loans are unsecured, due on demand, and bear a 10% interest rate.

On August 22, 2006, the Company sold its new headquarters building for a total sales price of $1,000,000, which resulted in a net profit to the Company of $175,148 net of settlement expenses. In conjunction with the sale, the Company signed a new agreement to lease this facility for 60 months.  The lease agreement calls for monthly payments of $8,333.

At June 30, 2008, we had cash balances of $1,248.  Our cash requirements for the next twelve months will depend significantly on the number of purchase orders we receive for our products and our ability to secure financing for these orders. We anticipate that we will be able to secure either a business loan or other form of financing for any purchase order that exceeds our current ability to fund internally. However, we have no current agreements or arrangements which would provide such funding. We have also not negotiated the terms of any other forms of funding and cannot provide any assurance that the terms will be favorable for the company. We are also unable to predict the number of orders for our products, or if we receive additional orders, the amount of operating profit such orders would generate. Therefore, we are unable to predict our future cash requirements until we secure additional purchase orders.

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

In November 2007, the FASB issued SFAS 160, “Non-controlling Interest in Consolidated Financial Statements – an amendment to ARB No. 51.”  SFAS 160 changes the way consolidate net earnings are presented.  The standard requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest and will require disclosure on the face of the consolidated statement of earnings amounts attributable to the parent and non-controlling interest.  The adoptions of this statement will result in more transparent reporting of the net earnings attributable to non-controlling interest.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  The statement also requires that a parent recognize a gain or loss in net earnings when a subsidiary is deconsolidated.  Management does not expect this pronouncement to have a material effect on the Company’s results from operations or financial position

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Source Direct Holdings, Inc.

Idaho Falls, ID

We have audited the accompanying consolidated balance sheets of Source Direct Holdings, Inc. as of June 30, 2008 and 2007, and the statements of operations, stockholders equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Source Direct Holdings, Inc. as of June 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Source Direct Holdings, Inc.’s internal control over financial reporting as of June 30, 2008 and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note E to the financial statements, the Company has sustained recent losses from operations, has a deficit in working capital and a stockholders’ deficit.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note E.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC

Salt Lake City, Utah

October 10, 2008

Source Direct Holdings, Inc.

Balance Sheets

June 30, 2008

	2008	2007
ASSETS
Current Assets
Cash	$1,248	$3,215
Accounts receivable	14,571	31,963
Inventory	196,725	257,095
Total Current Assets	212,544	292,273

Property and Equipment
Property and equipment	104,226	101,843
Less: Accumulated depreciation	(57,751)	(41,809)
Net Property and Equipment	46,475	60,034

Other Assets
Deposits	8,364	8,333
Intangible assets	115,000	115,000
Accumulated amortization	(35,140)	(27,473)
Net Other Assets	88,224	95,860

TOTAL ASSETS	$347,243	$448,167

The accompanying notes are an integral part of these financial statements.

Source Direct Holdings, Inc.

Balance Sheets

June 30, 2008

(continued)

	2008	2007
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$237,898	$138,880
Accrued expenses	61,588	69,351
Deferred gain on sale of asset	36,941	36,941
Notes payable	296,810	393,810
Notes payable – related party	27,747	-
Total Current Liabilities	660,984	638,982

Long-Term Liabilities
Deferred gain on sale of building	80,038	116,979
Total Long-Term Liabilities	80,038	116,979

Total Liabilities	741,022	755,961

Stockholders' Equity (Deficit)
Common stock -- $.001 par value; 200,000,000 shares authorized; 11,272,416 and 8,589,584 issued and outstanding, respectively	11,272	8,590
Treasury Stock at cost	(13,835)	-
Additional paid-in capital	7,808,460	7,117,805
Accumulated deficit	(8,199,676)	(7,434,189)
Total Stockholders' Equity (Deficit)	(393,779)	(307,794)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$347,243	$448,167

The accompanying notes are an integral part of these financial statements.

Source Direct Holdings, Inc.

Statements of Operations

For the years ended June 30, 2008 and 2007

	2008	2007
Revenues	$216,135	$426,259
Cost of goods sold	190,367	163,197
Gross Profit	25,768	263,062

General and administrative expense	759,075	3,965,809

Income (Loss) from Operations	(733,307)	(3,702,747)

Other income	36,941	30,784
Interest expense	(69,121)	(316,707)

Net Income (Loss)	$(765,487)	$(3,988,670)

Net Loss per share	$(0.08)	$(0.60)

Weighted Average Number of shares outstanding	9,314,122	6,637,616

The accompanying notes are an integral part of these financial statements.

Source Direct Holdings, Inc.

Statements of Stockholders’ Equity (Deficit)

	Shares Issued	Par Amount	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit
Balance June 30, 2006	3,818,319	$3,818	$-	$4,261,558	$(3,445,519)	$819,857
Issued shares in exchange for services	5,184,517	5,185	-	2,890,387	-	2,895,572
Shares cancelled	(724,184)	(724)	-	(215,931)	-	(216,655)
Issued shares for cash	310,832	311	-	82,697	-	83,008
Issued warrants in exchange for services	-	-	-	93,047	-	93,047
Contributed interest	-	-	-	6,047	-	6,047
Net Loss for the year ended June 30, 2007	-	-	-	-	(3,988,670)	(3,988,670)
Balance June 30, 2007	8,589,484	$8,590	-	7,117,805	(7,434,189)	(307,794)
Issued shares in exchange for cash	2,550,682	2,551		652,449	-	655,000
Issued shares for services	132,250	131		38,206		38,337
Purchase treasury stock			(13,835)			(13,835)
Net Loss for the year ended June 30, 2008	-	-		-	(765,487)	(765,487)
Balance June 30, 2008	11,272,416	$11,272	$(13,835)	$7,808,460	$(8,199,676)	$(393,779)

The accompanying notes are an integral part of these financial statements.

Source Direct Holdings, Inc.

Statements of Cash Flows

For the years ended June 30, 2008 and 2007

	2008	2007
Cash Flow Used for Operating Activities
Net Loss	$(765,487)	$(3,988,670)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation and amortization	23,609	25,817
(Gain)/loss on sale of assets	-	(30,784)
Stock issued for services	38,337	2,678,917
Issues warrants for services	-	93,047
Contributed interest	-	6,047
Decrease in trade receivables	17,392	18,866
Decrease in inventory	60,370	30,302
(Increase) in deposits	(31)	(8,333)
(Increase)/decrease in prepaid expenses	-	640,589
Increase in accounts payable	99,018	23,710
Increase/(decrease) in accrued expenses	(7,763)	173
Deferred gain on sale of assets	(36,941)	-

Net Flows (Used) for Operating Activities	(571,496)	(510,319)

Cash Flows used for Investing Activities
Sale of Property	-	936,219
Purchase equipment	(2,383)	(15,760)
Net Cash Flows Provided (Used) for Investing Activities	(2,383)	920,459

Cash Flows used for Financing Activities
Net borrowing (payments) on long-term debt	-	(763,962)
Increase/(decrease) in bank overdraft	-	(16,714)
Proceeds from note payable	268,884	303,031
Payments on note payable	(338,137)	(12,288)
Purchase of treasury stock	(13,835)	-
Proceeds from stock issuance	655,000	83,008
Net Cash Flows Provided (Used) for Financing Activities	571,912	(406,925)

Net Increase /(Decrease) in cash	(1,967)	3,215
Beginning Cash Balance	3,215	-

Ending Cash Balance	$1,248	$3,215

Supplemental Disclosures
Interest paid	$38,536	$16,707
Income taxes paid	$-	$-
Issued stock for services	$38,337	$2,678,917

The accompanying notes are an integral part of these financial statements.

Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2008

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

Inventory

Inventory is valued at the lower of cost or market (net realizable value) using the first-in, first-out (FIFO) method.

	June 30, 2008	June 30, 2007
Raw Materials	$163,164	$178,493
Finished Goods	33,561	78,602

Total Inventory	$196,725	$257,095

Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2008

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

As of June 30, 2008, there were 11,272,416 common stock equivalents outstanding.

Recent Accounting Pronouncements

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

In November 2007, the FASB issued SFAS 160, “Non-controlling Interest in Consolidated Financial Statements – an amendment to ARB No. 51.”  SFAS 160 changes the way consolidate net earnings are presented.  The standard requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest and will require disclosure on the face of the consolidated statement of earnings amounts attributable to the parent and non-controlling interest.  The adoptions of this statement will result in more transparent reporting of the net earnings attributable to non-controlling interest.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  The statement also requires that a parent recognize a gain or loss in net earnings when a subsidiary is deconsolidated.  Management does not expect this pronouncement to have a material effect on the Company’s results from operations or financial position

Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2008

NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104"), Revenue Recognition. SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions.  Revenue from product sales is recognized when goods are delivered to the customer.  Revenue from promotional and marketing services is recognized when earned.  The Company records accounts receivable for sales which have been completed but for which money has not been collected.  The balance uncollected as of June 30, 2008 and 2007, was $14,571 and $31,963, respectively.  For customer purchases paid in advance, the Company records a liability until products are shipped. There was no unearned revenue as of June 30, 2008 and 2007.

Accounts Receivable

Accounts receivable consist of amounts due from customers.  There was no debt reserve as of June 30, 2008. The Company records accounts receivable at the lower of cost or fair value. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. The Company charges off uncollectible accounts when management estimates no possibility of collecting the related receivable. The Company considers accounts receivable to be past due or delinquent based on contractual terms.

On June 30, 2006, the Company entered into an agreement to factor a portion of its receivables to enable the quicker receipt of cash for sales on account.  The assignment of accounts constitutes a complete sale.  A 5% discount on amounts assigned is charged as payment for the factoring service.  In addition, a 5% reserve of amounts assigned is held by the financer, returnable if volume conditions are met.  As of June 30, 2007, a total of $28,617 of accounts receivable were assigned to be factored.  As such, $28,617 is recorded in accounts receivable in the accompanying financial statements.  As of June 30, 2008 there were no accounts receivable factored.

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

June 30, 2008

NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Intangible assets

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 addresses the accounting and reporting for acquired goodwill and other intangible assets. The Company’s intangible assets consist of formulas, trademarks and trade names. The intangible assets are being amortized over their estimated useful life of 15 years.  Amortization expense for the years ended June 30, 2008 and 2007, were approximately $7,667 and $7,667, respectively.  Amortization expense for the next four years is expected to be $7,667 each year.

	June 30, 2008	June 30, 2007
Intangible Assets	$115,000	$115,000
Accumulated amortization	35,140	27,473

Net Intangibles	$79,860	$87,527

Advertising Costs

Advertising and marketing costs are charged to expense as incurred.  Advertising and marketing expenses for the years ended June 30, 2008 and 2007, were $60,073 and $797,323, respectively.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to current year classifications.

NOTE B

ISSUANCE OF COMMON SHARES AND WARRANTS

On November 16, 2006, the Company’s Board of Directors and a majority of the Company’s shareholders approved a reverse split of its common stock on the basis of 1 share for each 25 shares outstanding.  Any references to common stock have retroactively restated.

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

For the year ended June 30, 2008, the Company issued 2,550,682 shares in exchange for $655,000 in cash.  In addition, the Company issued an additional 132,250 shares in exchange for services.

Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2008

NOTE B

ISSUANCE OF COMMON SHARES AND WARRANTS [CONTINUED]

A summary of the status of the warrants granted June 30, 2008 and June 30, 2007, and changes during the each of those years is presented below.

	2008		2007
	Warrants	Weighted Average Price	Shares	Weighted Average Price
Outstanding at the beginning of period	1,193,391	$0.38	1,021,000	$0.13

Granted	842,532	$0.52	322,391	$1.01
Expired	(867,000)	$0.13	(150,000)	$0.13
Exercised	-	-	-	-

Outstanding at the end of period	1,168,923	$0.65	1,193,391	$0.38

Weighted average fair value of Options granted during the period	842,532	$0.37	1,193,391	$0.38

A summary of the status of the warrants outstanding at June 30, 2008 is presented below.

Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$.01-.99	1,074,923	1.88 years	$0.43	1,074,923	$.43
1.00-1.99	--	--	--	--	--
3.00-3.99	94,000	.4 years	3.10	94,000	3.10

$.01-3.99	1,168,923	1.77 years	$0.65	1,168,923	$0.65

The fair value of each warrant granted is estimated on the date granted and the number of years is an average of the time life to exercise the warrants.

Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2008

NOTE C

ACCOUNTING FOR INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment

Net deferred tax liabilities consist of the following components as of June 30, 2008 and 2007:

The provision for income taxes consists of the following:

	2008	2007
Deferred tax assets:
NOL carryover	$1,598,523	$1,281,000
Deferred gain on sale of assets	48,663	64,000

Valuation allowance	(1,647,186)	(1,345,000)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2008 and 2007 due to the following:

	2008	2007
Book Income	$(318,443)	$1,659,000
Stock for services	15,948	1,156,000
Meals and entertainment	328	600
Valuation allowance	302,167	(2,815,600)

	$-	$-

At June 30, 2008, the Company had net operating loss carryforwards of approximately $3,843,000 that may be offset against future taxable income from the year 2008 through 2028.  No tax benefit has been reported in the June 30, 2008 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company files income tax returns in the U.S. federal jurisdiction and Idaho.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company evaluated the tax positions taken in previous years and it appears that stock for services were deducted on the tax returns when it is more likely than not that the IRS would disallow this deduction since no 1099s were issued. This adjustment would reduce the Net Operating Loss reported on the tax return by approximately $3,200,000.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2008

NOTE D

PROPERTY AND EQUIPMENT

The major categories of property and equipment are as follows:

Amount
Fixed Assets
Equipment & Machinery	$98,291

Furniture & Fixtures	5,935
Total Fixed Assets	104,226

Accumulated Depreciation
Equipment & Machinery	54,708

Furniture & Fixtures	3,043
Total Accumulated Depreciation	57,751

Net Property, Plant and Equipment	$46,475

Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2008

NOTE D

PROPERTY AND EQUIPMENT [CONTINUED]

Depreciation expense was $15,942 in 2008 and $18,150 in 2007.  Amortization expense was $7,667 in 2008 and 2007.

Source Direct purchased a manufacturing facility in February 2005 located at 4323 Commerce Circle, Idaho Falls, Idaho.  The property consists of approximately 3,780 square feet of office space, and approximately 10,000 square feet of warehouse and manufacturing space.  In August 2006, this manufacturing facility was sold.  Also in August 2006, the Company signed a new agreement to lease this facility for 60 months.  The lease agreement calls for minimum monthly payments of $8,333.  A net gain of $184,704 from this sale of which the Company has recognized $36,941 for the year ended June 30, 2008, this gain is recognized as a reduction to rent expense.  The remaining balance will be deferred and recognized in future periods as per the guidance found in SFAS 13.

NOTE E

GOING CONCERN

The Company has incurred significant losses and has had negative cash flows from operations. As a result, at June 30, 2008, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations. Management is seeking to obtain sufficient funding for its operations through either debt or equity financing.  However, there is no assurance that the Company will be able to obtain additional financing. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses.  Management plans to mitigate its losses in the near term through the further development and marketing of its product offerings and controlling operating expenses.

NOTE F

NOTES PAYABLE

The Company has borrowed funds for operating purposes from an individual pursuant to a note. The terms of the note include principal of $50,000 and interest of $3,763. If the principal and interest was not paid within 60 days of June 15, 2005, then additional interest of 10% annually was due on original amounts.  This note is currently in default. The Company is working with the individual to make payment arrangements. The current balance of the note payable as of June 30, 2008 was $44,779.

The Company has borrowed funds for operating purposes from another individual in the amount of $84,500. The loan is unsecured, due on demand, and non-interest bearing.  At the period ended June 30, 2008, the loan balance was $71,000.

The Company has borrowed funds for operating purposes from another individual in the amount of $181,031. The loan is unsecured, due on demand, and non-interest bearing.

The Company has borrowed funds for operating purposes from several related party individuals in the amount of $27,747 as of June 30, 2008. The loans are unsecured, due on demand, and bear a 10% interest rate.

NOTE G

SIGNIFICANT CONCENTRATIONS

For the fiscal year ended June 30, 2008, approximately 85% of the Company’s sales were to three different customers.   The loss of any of these current customers (each in excess of 5% of current fiscal year sales) would have a significant negative impact on sales.  As of June 30, 2008, three different entities represented approximately 89% of the Company’s accounts receivable balance.  If any of these entities become unable to pay their outstanding balances, the Company would experience a significant negative impact on its ability to benefit from and collect on the accounts receivable.

For the year ended June 30, 2008, approximately 85% of the Company’s gross revenues were due to the sale of a single product.  If for any reason this product becomes un-marketable, the Company would experience significant negative impact on sales.

Source Direct Holdings, Inc.

Notes to Financial Statements

June 30, 2008

NOTE H

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

In August 2006, the Company sold its manufacturing facility.  Also in August 2006, the Company signed a new agreement to lease this facility for 60 months.  The lease agreement calls for minimum monthly payments of $8,333. The following table reflects the Company’s lease obligations from July 1, 2008 through June 30, 2013:

Year Ended June 30,
2009	$99,996
2010	99,996
2011	99,996
2012	8,333
2013	-
Total	$308,321

NOTE I

SUBSEQUENT EVENTS

Subsequent to the year ended June 30, 2008, the Company issued 140,002 shares in exchange $21,000 in cash.  In addition, the Company issued an additional 9,667 shares in exchange for services.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and a consultant performing services for the Company commonly performed by a Chief Financial Officer (the “Consultant,” and with the Chief Executive Officer, the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

During the performance of their annual audit, our auditors identified two material weaknesses.  The first weakness resulted in pricing errors related to inventory valuation.  The second material weakness identified balance sheet accounts that were not reconciled resulting in audit adjustments.  Based on these matters, our Chief Executive Officer and the Consultant concluded that our disclosure controls and procedures during the fiscal year ended June 30, 2008, were not effective.  Those deficiencies were disclosed to our Board of Directors.

Changes in Internal Control over Financial Reporting

During the year ended June 30, 2008, we took steps to improve our internal controls over financial reporting by hiring a consultant to assist in the preparation of all public filings.   We have also made significant changes to out internal processes and procedures.  Our management and directors will continue to work with our auditors and outside advisors to remediate and eliminate the material weaknesses identified above and to ensure that our controls and procedures are adequate and effective.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of June 30, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control - Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of June 30, 2008, in light of the material weaknesses described above

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 8B. OTHER INFORMATION

Both Deren Smith and Kevin Arave, directors of the Company and the Subsidiary, received 11,500,000 shares each for transferring to the Subsidiary the formulas and related rights used by the Subsidiary.  These shares were converted into 17,250,000 shares each of the common stock of the parent upon consummation of the Merger. The transfer of these assets was not transacted at arms length because both parties were the only directors of the Subsidiary at the time of the transaction.  Messrs. Smith and Arave are both founders of the Subsidiary. The above shares were issued on a pre-split basis. On November 16, 2006, the Company issued an additional 1,200,000 shares of its common stock on a post-split basis to each Deren Smith and Kevin Arave for research and development of new products. These services were valued at $1,800,000.

In November 2006, Timothy Hooten was appointed to the board of directors. As consideration for services, Mr. Hooten received a total of 377,000 shares of common stock on a post-split basis valued at $116,000.

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

NAME	AGE	POSITION
Deren Z. Smith	39	President and Director
Kevin Arave	51	Director
Timothy Hooten	53	Director
Randy Trane	59	Director

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

Kevin Arave became the Secretary/Treasurer of Source Direct Holdings, Inc., in connection with the merger in October 2003, and has been employed as Secretary and as director of logistics of the Subsidiary since July 2002. From February 2000 until June 2003 he was employed as manager for Safety & Environmental Products, a distributor of gloves and safety items.  From 1996 until 2003 he was the owner of Intermountain Health & Safety, a distributor of gloves and safety equipment. Mr. Arave filed for personal bankruptcy protection under Chapter 7 in 2000 in the US Bankruptcy Court for the District of Idaho and was discharged that same year.  Mr. Arave resigned his position as Chief Financial Office of the company on May 20, 2008.

Timothy Hooten became a director of Source Direct Holdings, Inc. in November 2006. He has been an educator since 1977 and he has served as the president of the South Dakota Limousine Cattle Association, Livestock Chairperson to the Sioux Empire Fair, and as a Director of a Farm Business Management Program. Mr. Hooten holds a Bachelor of Science Degree from South Dakota State University.

Randy Trane became a director of Source Direct Holdings, Inc. in July 2007.  Mr. Trane earned a Masters Degree from BYU/Provo in 1977 and is the Founder and Owner of Reliable Property Management, Inc of Idaho Falls managing residential and commercial properties since March of 2000.  Mr. Trane also served as President of the Board of Directors of Aflatec Inc in Phoenix Arizona; was a Managing Partner and Marketing Director for Realty Executives of Eastern Idaho; and was an Administrator for Cardon Homes in Mesa, Arizona

During the last five years, no officers or directors (except as noted above) have been involved in any legal proceedings, bankruptcy proceedings, criminal proceedings or violated any federal or state securities or commodities laws or engaged in any activity that would limit their involvement in any type of business, securities or banking activities.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended June 30, 2007, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended June 30, 2007, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company is aware of the following untimely filings: Messrs. Smith and Arave have not filed Forms 4 for the 1,200,000 shares each that were issued in November 2006. Mr. Smith filed a late Form 5 and Mr. Arave has not filed a Form 5 for the year ended June 30, 2008.  Mr. Hooten, director, has not filed a Form 4 for the 377,000 shares issued to him for services in November 2006.

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

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ending June 30,	Salary ($)	Bonus ($)	Stock Awards ($) (Note 2)	Option Grants ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (Note 1)	Total ($)
Deren Smith, President	2008	$84,000	$ -	$-	$ -	$ -	$ -	$ -	$84,000
	2007	$96,000	$ -	$900,000	$ -	$ -	$ -	$ -	$996,000
Kevin Arave, Former former Chief Financial Officer	2008	$63,000	$ -	$-	$ -	$ -	$ -	$ -	$63,000
	2007	$96,000	$ -	$900,000	$ -	$ -	$ -	$ -	$983,000

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

(3)

Mr. Arave. resigned his position as Chief Financial Officer on May 20, 2008.

Employment Agreements

The Company does not currently have any employment agreements with any officer or director

OUTSTANDING EQUITY AWARDS AT FISCAL JUNE 2008 and 2007 YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)

Deren Smith, CEO	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Kevin Arave, former CFO	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

DIRECTOR COMPENSATION

For Fiscal Year Ended June 30, 2008

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Deren Smith (Note 1)	2008	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
	2007	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
Kevin Arave (Note 1,2)	2008	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
	2007	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
Timothy Hooten (Note 3)	2008	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
	2007	$ -0-	$116,000	$ -0-	$ -0-	$ -0-	$ -0-	$116,000
Randy Trane	2008	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
	2007	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

(1)

Deren Smith and Kevin Arave also served as executive officers of the Company during the fiscal year ended June 30, 2007. They received compensation for their services as executive officers, set forth above in the Summary Compensation Table. They did not receive any additional compensation for their services as directors of the Company.

(2)

Mr. Arave. resigned his position as Chief Financial Officer on May 20, 2008.

(3)

Mr. Hooten joined the Board of Directors in November 2006. He received 377,000 shares of common stock for his services as a director. He received no other compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2008, the name and shareholdings of each person who owns of record, or was known by us to own beneficially, 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.*

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP
Deren Smith (1)(2) President,CEO,Director	927,493	8.2%
Kevin Arave (1) Director	1,643,439	14.5%
Timothy Hooten (1) Director	383,000	3.4%
Randy Trane (1) Director	65,000	0.6%
All executive officers and directors as a group (three persons)	3,018,932	26.5%

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

(1)

The person’s business address is c/o Source Direct Holdings, Inc., 4323 Commerce Circle, Idaho Falls, Idaho, 83401.

(2)

The Board of Directors of the Company has agreed to issue 666,666 shares to the Chief Executive Officer of the Company subsequent to year end. Mr. Smith has personally sold stock for the purpose of funding company requirements.  This issuance is intended to reimburse the activity.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Both Deren Smith and Kevin Arave, directors of the Company and the Subsidiary, received 11,500,000 shares each for transferring to the Subsidiary the formulas and related rights used by the Subsidiary.  These shares were converted into 17,250,000 shares each of the common stock of the parent upon consummation of the Merger. The transfer of these assets was not transacted at arms length because both parties were the only directors of the Subsidiary at the time of the transaction.  Messrs. Smith and Arave are both founders of the Subsidiary.

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

ITEM 13. EXHIBITS

a.  Exhibits

Exhibit Number

Name of Exhibit

31.1

Certification of Chief Executive and Accounting Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company paid audit fees totaling $38,400 and  $27,000 for the fiscal year ended June 30, 2008 and 2007 to HJ & Associates, LLC our current independent accountants.

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

Date:   October 13, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Deren Smith	President, Chief Financial Officer & Director (Principal Executive Officer and Principal Financial Officer)	October 13, 2008
Deren Smith

/s/ Kevin Arave	Director	October 13, 2008
Kevin Arave

/s/ Timothy Hooten	Director	October 13, 2008
Timothy Hooten

/s/ Randy Trane	Director	October 13, 2008
Randy Trane