Form 10-Q
period 2008-09-30
SOURCE DIRECT HOLDINGS INC
filed 2008-11-19
CIK 1083661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes ☐         No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 12, 2008, the Company had outstanding 11,422,085 shares of its common stock.

PART I

ITEM 1. FINANCIAL STATEMENTS

Source Direct Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2008	June 30, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$4,498	$1,248
Accounts receivable	12,092	14,571
Inventory	197,363	196,725
Total Current Assets	213,953	212,544

Property and Equipment
Property and equipment	104,769	104,226
Less: Accumulated depreciation	(61,650)	(57,751)
Net Property and Equipment	43,119	46,475

Other Assets
Deposits	8,364	8,364
Intangible assets	115,000	115,000
Accumulated amortization	(37,057)	(35,140)
Net Other Assets	86,307	88,224

TOTAL ASSETS	$343,379	$347,243

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Condensed Consolidated Balance Sheets

 (continued)

	September 30, 2008	June 30, 2008
	(Unaudited)	(Audited)
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$258,687	$237,898
Accrued expenses	101,493	61,588
Deferred gain on sale of asset	36,941	36,941
Notes payable	306,810	296,810
Notes payable – related party	55,552	27,747
Total Current Liabilities	759,483	660,984

Long-Term Liabilities
Deferred gain on sale of building	70,803	80,038
Total Long-Term Liabilities	70,803	80,038

Total Liabilities	830,286	741,022

Stockholders' Equity (Deficit)
Common stock -- $.001 par value; 200,000,000 shares authorized; 11,422,085 and 11,272,416 issued and outstanding, respectively	11,422	11,272
Treasury Stock at cost	(13,835)	(13,835)
Additional paid-in capital	7,829,310	7,808,460
Accumulated deficit	(8,313,804)	(8,199,676)
Total Stockholders' Equity (Deficit)	(486,907)	(393,779)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$343,379	$347,243

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Condensed Consolidated Statements of Operations

 (Unaudited)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007
Revenues	$41,033	$111,244
Cost of goods sold	29,845	39,101
Gross Profit	11,188	72,143

General and administrative expense	125,414	167,453

Income (Loss) from Operations	(114,226)	(95,310)

Other income	9,235	9,235
Interest expense	(9,137)	(9,773)

Net Income (Loss)	$(114,128)	$(95,848)

Net Loss per share	$(0.01)	$(0.01)

Weighted Average Number of shares outstanding	11,302,463	8,616,914

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007
Cash Flow Used for Operating Activities
Net (Loss)	$(114,128)	$(95,848)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	3,899	3,935
Amortization expense	1,917	1,916
Contributed interest	-	4,526
Decrease in trade receivables	2,479	(33,593)
(Increase)/decrease in inventory	(638)	24,062
Increase/(decrease) in accounts payable	20,789	(29,432)
Increase/(decrease) in accrued liabilities	39,905	(2,659)
Deferred gain on sale of assets	(9,235)	(9,235)
Net Flows Provided (Used) for Operating Activities	(55,012)	(136,328)

Cash Flows used for Investing Activities
Purchase equipment	(543)	-
Net Cash Flows Used for Investing Activities	(543)	-

Cash Flows used for Financing Activities
Increase in note payable	37,805	55,305
Proceeds from stock issuance	21,000	90,008
Net Cash Flows Provided (Used) for Financing Activities	58,805	145,313

Net Increase in Cash	3,250	8,985
Beginning Cash Balance	1,248	3,215

Ending Cash Balance	$4,498	$12,200

Supplemental Disclosures
Interest paid	$-	$9,773
Contributed interest	$-	$4,526
Income taxes paid	$-	$-

See accompanying notes to financial statements.

Source Direct Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited)

NOTE 1 - ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

Interim financial statements- The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2008. There has not been any change in the significant accounting policies of Source Direct Holdings, Inc., for the periods presented. The results of operations for the three month period ended September 30, 2008, are not necessarily indicative of the results for a full-year period.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008, filed with the U.S. Securities and Exchange Commission (the “SEC”).

NOTE 2 - INVENTORY

Inventories are stated at lower of cost or market and consist of the following:

Raw Materials	$38,925
Finished Goods	158,438

Total Inventory	$197,363

NOTE 3 - ISSUANCE OF COMMON SHARES AND WARRANTS

During the period from July 1, 2008, through September 30, 2008, 149,669 additional shares of common stock and 140,002 warrants were issued. The Company received $21,000 in proceeds.

NOTE 4 - NOTES PAYABLE

The Company has borrowed funds for operating purposes from an individual pursuant to a note. The terms of the note include principal of $50,000 and interest of $3,763. If the principal and interest was not paid within 60 days of June 15, 2005, then additional interest of 10% annually was due on original amounts.  This note is currently in default. The Company is working with the individual to make payment arrangements. The current balance of the note payable as of September 30, 2008 was $44,779.

The Company has borrowed funds for operating purposes from another individual in the amount of $84,500. The loan is unsecured, due on demand, and non-interest bearing.  At the period ended September 30, 2008, the loan balance was $71,000.

The Company has borrowed funds for operating purposes from another individual in the amount of $191,031. The loan is unsecured, due on demand, and bears interest at 15% annually.

The Company has borrowed funds for operating purposes from several related party individuals in the amount of $55,552 as of September 30, 2008. The loans are unsecured, due on demand and bear interest at 10% annually.

Source Direct Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited)

NOTE 5 – GOING CONCERN

The Company has incurred significant losses and has had negative cash flows from operations. As a result, at September 30, 2008, the Company has had a high level of equity financing transactions, and additional financing will be required by the Company to fund its future activities and to support its operations. Management is seeking to obtain sufficient funding for its operations through either debt or equity financing.  However, there is no assurance that the Company will be able to obtain additional financing. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses.  Management plans to mitigate its losses in the near term through the further development and marketing of its product offerings and controlling operating expenses.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Quarterly Report contains forward-looking statements about the business, financial condition and prospects of Source Direct Holdings, Inc. (“we” or the “Company”), that reflect management’s assumptions and beliefs based on information available at the time of the preparation of this Report. Additionally, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer, or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project or projected," or similar expressions are intended to identify "forward-looking statements."  Statements relating to business or financial projections or estimates, potential business strategies, product pricing or marketing strategies, future financing opportunities, or related topics may also constitute or include forward-looking statements.  Such statements are qualified in their entirety by reference to and are accompanied by the discussion below of certain important factors that could cause actual results to differ materially from such forward-looking statements.  The Company disclaims any obligation or intention to update any forward-looking statement.

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

OVERVIEW

The Company is a manufacturer of eco-friendly cleaning products for a variety of uses including household, automotive and industrial.  The products offered by the company currently include Simply Wow® All Purpose Cleaner, Stain Pen®, Simply WoW® Odor Annihilator®, Simply WoW® Laundry Detergent, Simply Wow® Tuff Buff™, and Simply WoW® Industrial Cleaner.

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

The Company's earnings are primarily dependent upon distribution agreements and ultimately the sales of their products.  Management is in discussion with several nationally recognized retail outlets for potential distribution agreements.  If successful, the Company’s revenue should increase significantly with the receipt of the initial purchase orders.  However, there can be no guarantees that the revenue will be sustainable until consumer demand for the products can be determined by the retail outlets.  The Company’s competitors have significantly more financial resources allowing them to advertise their products to the ultimate consumer, putting the Company at a competitive disadvantage.

To address this disadvantage, the Company has initiated a sales campaign aimed at large industrial cleaners.  Many of these companies are looking for eco-friendly products to use in their cleaning process.  Because this market is more focused on the quality of the product and cost and is less likely to be influenced by advertising, the Company believes it can be competitive in this market.

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

Financial Condition and Changes in Financial Condition:

RESULTS OF OPERATIONS

Revenues were approximately $41,000 and $111,000 for the three months ended September 30, 2008 and 2007, respectively. The decrease in revenues was attributable to the decrease in orders during the period from Bed Bath and Beyond® for our Stain Pen product.  This was due to several factors, including problems with the packaging of the product and a change in display locations within the stores, as well as a revised marketing plan for eco-friendly cleaning products at Bed Bath and Beyond®.  Management believes there is significant opportunity to sell additional products to Bed Bath and Beyond® in the future.  We started selling the Simply WoW® Odor Annihilator® product to a limited number of stores on a trial basis.  Replacement orders have been placed, but as of the date of this report, management was unable to determine what the ultimate success of this relationship will be.  In addition, subsequent to the end of the quarter, the Company fulfilled a large order of the Simply WoW® Odor Annihilator® to a different national retail chain.

Cost of goods sold for these sales for the three months ended September 30, 2008 and 2007 totaled approximately $30,000 and $39,000, respectively, which resulted in a gross profit margin of $11,000 and $72,000 for three months ended September 30, 2008 and 2007, respectively.  The increase in cost of goods sold, and corresponding decrease in gross profit margin, was caused by the expense of expedited delivery of inventory.  This is due to the general lack of liquidity of the Company.

General and administrative expenses for the three months ended September 30, 2008 and 2007, totaled approximately $125,000 and $167,000, respectively. The decrease of $42,000 was due to a decrease in wages and a reduction in advertising expense. These reductions were primarily the result of cost cutting measures due to lack of available liquidity.  The remaining fluctuations were dispersed among numerous categories and were attributable to managements diligent monitoring of expenses.

Liquidity and Capital Resources:

Since inception to September, 2008, we have funded our operations primarily from the sale of securities and loans.  During the three months ended September 30, 2008, we sold a total of 149,669 shares of our common stock for total cash proceeds of $21,000. We have utilized the proceeds from these stock sales to fund our various marketing and promotion efforts and general business activities.

We have also funded our operations with loans from shareholders and other individuals. As of September 30, 2008, we were indebted to these note holders for a total amount of $362,362. The notes consist of the following:

•

The Company has borrowed funds for operating purposes from an individual pursuant to a note. The terms of the note include principal of $50,000 and interest of $3,763. If the principal and interest was not paid within 60 days of June 15, 2005, then additional interest of 10% annually was due on original amounts.  This note is currently in default. The Company is working with the individual to make payment arrangements. The current balance of the note payable as of September 30, 2008 was $44,779.

•

The Company has borrowed funds for operating purposes from another individual in the amount of $84,500. The loan is unsecured, due on demand, and non-interest bearing.  At the period ended September 30, 2008, the loan balance was $71,000.

•

The Company has borrowed funds for operating purposes from another individual in the amount of $191,031. The loan is unsecured, due on demand, and bears interest of 15% annually

•

The Company has borrowed funds for operating purposes from several related party individuals in the amount of $55,552 as of September 30, 2008. The loans are unsecured, due on demand and bears interest of 10% annually.

At September 30, 2008, we had cash balances of $4,498.  Our cash requirements for the next twelve months will depend significantly on the number of purchase orders we receive for our products and our ability to secure financing for these orders. We anticipate that we will be able to secure either a business loan or other form of financing for any purchase order that exceeds our current ability to fund internally. However, we have no current agreements or arrangements which would provide such funding. We have also not negotiated the terms of any other forms of funding and cannot provide any assurance that the terms will be favorable for the Company. We are also unable to predict the number of orders for our products, or if we receive additional orders, the amount of operating profit such orders would generate. Therefore, we are unable to predict our future cash requirements until we secure additional purchase orders.

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

New Accounting Pronouncements:

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

In November 2007, the FASB issued SFAS 160, “Non-controlling Interest in Consolidated Financial Statements – an amendment to ARB No. 51.”  SFAS 160 changes the way consolidate net earnings are presented.  The standard requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest and will require disclosure on the face of the consolidated statement of earnings amounts attributable to the parent and non-controlling interest.  The adoptions of this statement will result in more transparent reporting of the net earnings attributable to non-controlling interest.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  The statement also requires that a parent recognize a gain or loss in net earnings when a subsidiary is deconsolidated.  Management does not expect this pronouncement to have a material effect on the Company’s results from operations or financial position.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves on the transparency of financial reporting. In adopting SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial positions, financial performance and cash flows. Because this pronouncement affects only disclosures, this pronouncement will not have an impact on the Company’s consolidated financial condition, results of operation or liquidity. The adoption of SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. Management does not expect this pronouncement to have a material effect on the Company’s results from operations or financial position.

 In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). The adoption of SFAS 162 will be effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect that the adoption of this statement will have a material impact of this Company’s results of operation or financial position.

 In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. The statement also clarifies how SFAS 60 applies to financial guarantee insurance contracts by insurance enterprises. The statement also requires expanded disclosures about financial guarantee insurance contracts. The adoption of SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods of those years, except for some disclosures about the risk-management activities. Management does not expect that the adoption of this statement will have a material impact of this Company’s results of operation or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

During the performance of their annual audit, our auditors identified two material weaknesses.  The first weakness resulted in pricing errors related to inventory valuation.  The second material weakness identified balance sheet accounts that were not reconciled resulting in audit adjustments.  Based on these matters, our Chief Executive Officer and the Consultant concluded that our disclosure controls and procedures during the fiscal quarter ended September 30, 2008, were not effective.  Those deficiencies were disclosed to our Board of Directors.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2008, we took steps to improve our internal controls over financial reporting by hiring a consultant to assist in the preparation of all public filings. We have also made significant changes to out internal processes and procedures.  Our management and directors will continue to work with our auditors and outside advisors to remediate and eliminate the material weaknesses identified above and to ensure that our controls and procedures are adequate and effective.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control - Integrated Framework as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of September 30, 2008, in light of the material weaknesses described above

PART II OTHER INFORMATION

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

ITEM 1A.  RISK FACTORS

The financial statements of the Company include a "Going Concern" Limitation.

The financial statements of the Company have been prepared based upon the assumption that it will achieve a level of profitable operations and/or obtain additional financing.  The Company has not yet established a source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  Since inception and through September 30, 2008, it has had accumulated losses totaling $8,313,804.  If the Company is unable to generate revenues or obtain additional financing prior to the use of its current cash resources, it may be required to cease operations.

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

The Company’s Board of Directors is authorized to issue 200,000,000 shares of common stock which can be issued without shareholder approval, of which 11,422,085 shares were outstanding as of November 12, 2008. Additional common stock may be issued or reserved for issuance on terms and at prices as may be determined by the Board of Directors. Among other things, such authority may make it more difficult for a person to acquire or take over the Company. In turn, this may make it less likely that holders of common stock will receive a premium price for their shares in any attempted take-over transaction.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2008, the Company sold 149,669 of its common stock for $21,000 in cash. In conjunction with these transactions, the Company issued 140,002 common stock warrants.

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

(Registrant)
Source Direct Holdings, Inc.

Date: November 19, 2008	By:	/s/ Deren Z. Smith
Deren Z. Smith, President
(Principal executive and accounting officer)